Form 10-Q
period 2017-04-01
HILLMAN COMPANIES INC
filed 2017-05-12
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 12, 2017, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,984	$14,106
Accounts receivable, net of allowances of $928 ($907 - 2016)	78,086	71,082
Inventories, net	232,929	220,893
Other current assets	14,457	13,086
Total current assets	327,456	319,167
Property and equipment, net of accumulated depreciation of $81,921 ($74,713 - 2016)	121,343	119,428
Goodwill	616,255	615,682
Other intangibles, net of accumulated amortization of $104,210 ($94,658 - 2016)	707,002	715,812
Other assets	11,502	11,547
Total assets	$1,783,558	$1,781,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,071	$61,906
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	157	143
Accrued expenses:
Salaries and wages	8,935	8,303
Pricing allowances	4,390	4,982
Income and other taxes	2,884	3,208
Interest	4,733	9,776
Other accrued expenses	11,737	11,146
Total current liabilities	113,407	104,964
Long term debt	976,849	973,455
Deferred income taxes, net	231,607	237,312
Other non-current liabilities	7,817	7,979
Total liabilities	$1,329,680	$1,323,710
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at April 1, 2017 and December 31, 2016	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at April 1, 2017 and December 31, 2016	—	—
Additional paid-in capital	549,132	548,534
Accumulated deficit	(62,910)	(56,226)
Accumulated other comprehensive loss	(32,344)	(34,382)
Total stockholders’ equity	453,878	457,926
Total liabilities and stockholders’ equity	$1,783,558	$1,781,636
The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Net sales	$188,779	$189,604
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,594	103,108
Selling, general and administrative expenses	66,546	65,384
Depreciation	8,718	8,370
Amortization	9,472	9,463
Management fees to related party	133	136
Other (income) expense	(784)	192
Income from operations	3,100	2,951
Interest expense, net	12,477	13,043
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(94)
Loss before income taxes	(12,434)	(13,150)
Income tax benefit	(5,750)	(5,306)
Net loss	$(6,684)	$(7,844)
Net loss from above	$(6,684)	$(7,844)
Other comprehensive income:
Foreign currency translation adjustments	2,038	6,084
Total other comprehensive income	2,038	6,084
Comprehensive loss	$(4,646)	$(1,760)

The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(6,684)	$(7,844)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,190	17,833
Loss on sale of property and equipment	—	4
Deferred income taxes	(5,888)	(5,877)
Deferred financing and original issue discount amortization	642	665
Stock-based compensation expense	598	594
Other non-cash interest and change in value of interest rate swap	(459)	641
Changes in operating items:
Accounts receivable	(6,711)	(9,493)
Inventories	(11,624)	8,299
Other assets	(1,720)	(5,518)
Accounts payable	13,097	(5,467)
Other accrued liabilities	(4,027)	(3,393)
Other items, net	—	(41)
Net cash used for operating activities	(4,586)	(9,597)
Cash flows from investing activities:
Capital expenditures	(10,386)	(6,304)
Net cash used for investing activities	(10,386)	(6,304)
Cash flows from financing activities:
Repayments of senior term loans	(1,375)	(1,375)
Borrowings on revolving credit loans	4,286	16,000
Repayments of revolving credit loans	—	(1,000)
Principal payments under capitalized lease obligations	(54)	(66)
Net cash provided by financing activities	2,857	13,559
Effect of exchange rate changes on cash	(7)	513
Net (decrease) in cash and cash equivalents	(12,122)	(1,829)
Cash and cash equivalents at beginning of period	14,106	11,385
Cash and cash equivalents at end of period	$1,984	$9,556
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures	$3,057	$3,058
Interest paid	17,014	17,715
Income taxes paid	52	62

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the thirteen weeks ended April 1, 2017 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

For fiscal year 2017, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change does not impact the comparability of quarters or year ended 2017 to the quarters or year ended 2016. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.

In 2017, the Company completed the integration of its All Points subsidiary into the rest of its United States business. After this transition, discrete financial information for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way management reviews information to make operating decisions, assess performance, and allocate resources, the results of the Company's All Points business are now reported in the United States operating segment. Additional information on the Company's reportable segments is presented at the "Segment Information" note of the Notes to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2016.
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
Reclassifications:
Certain amounts in the prior year financial statements, primarily related to the reclassification of segment information and goodwill reporting units, were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods' net income (loss), cash flows, or stockholders' equity.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. The Company is currently assessing the transition method and impact of implementing this guidance on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief, and clarifies the scope and application of the new revenue standard and related cost guidance. ASU No. 2016-10, ASU No. 2016-11, and ASU No. 2016-12 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of implementing this guidance on its Condensed Consolidated Financial Statements.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years beginning after December 15, 2017. The Company does not expect the provisions of ASU 2017-01 to have a material impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  The Company is in the process of evaluating the effects of the provisions of ASU 2017-04 on its Condensed Consolidated Financial Statements.
4. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2016				April 1, 2017
United States	$583,780	$—	$—	$—	$583,780
Canada	28,377	—	—	223	28,600
Mexico	3,525	—	—	350	3,875
Total	$615,682	$—	$—	$573	$616,255

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of April 1, 2017 and December 31, 2016 consist of the following:

	Estimated Useful Life (Years)	April 1, 2017	December 31, 2016
Customer relationships	20	$688,268	$687,642
Trademarks - All Others	Indefinite	85,403	85,294
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,440	4,438
Patents	7-12	32,801	32,796
Intangible assets, gross		811,212	810,470
Less: Accumulated amortization		104,210	94,658
Other intangibles, net		$707,002	$715,812
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,472 and $9,463 for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

5. Commitments and Contingencies:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,874 recorded for such risks is adequate as of April 1, 2017.
As of April 1, 2017, the Company has provided certain vendors and insurers letters of credit aggregating $6,359 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,915 recorded for such risks is adequate as of April 1, 2017.
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions.  The Company could be subject to penalties and interest if it or its suppliers fail to comply with customs regulations or similar laws.  The U.S. Department of Commerce has selected certain Chinese vendors of nail products for administrative review of compliance with anti-dumping duty and countervailing duty laws.  The Company sourced product from selected vendors during the periods currently open for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review.  The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.  In the thirteen weeks ended April 1, 2017, the Company recorded expense of $350 for anti-dumping duties, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Loss.
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
6. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”)Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $133 and $136 for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $88 and $82 for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $156 and $150 for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected pre-tax income or loss. In the thirteen weeks ended April 1, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit. Under ASC 740, companies should not apply the estimated annual effective tax rate to interim financial results if the estimated annual effective tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the three month period ended March 31, 2016, reliable projections of the Company’s annual effective tax rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results.

For the thirteen weeks ended April 1, 2017, the effective income tax rate was 46.2%. The Company recorded a tax benefit for the thirteen weeks ended April 1, 2017 of $5,750. The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended April 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen weeks ended April 1, 2017 were due to state and foreign income taxes.

The effective income tax rate was 40.3% for the three month period ended March 31, 2016. The Company recorded a tax benefit for the three months ended March 31, 2016 of $5,306. The effective income tax rate differed from the federal statutory

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

rate in the three months ended March 31, 2016 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three month period ended March 31, 2016 was primarily due to state and foreign income taxes.

8. Long Term Debt:

The following table summarizes the Company’s debt:

	April 1, 2017	December 31, 2016
Revolving loans	$4,286	$—
Senior term loan, due 2020	534,875	536,250
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	268	322
	978,133	975,276
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	19,654	19,936
(Subtract) current portion of long term debt and capital leases	(5,657)	(5,643)
(Subtract) deferred financing fees	(15,281)	(16,114)
Total long term debt, net	$976,849	$973,455

As of April 1, 2017, there was $534,875 outstanding under the Company’s term loan. The interest rate on the term loan was 4.6% at April 1, 2017. As of April 1, 2017, the Company had $4,286 outstanding under its revolving credit facility along with in $6,359 of letters of credit. The interest rate on the revolving credit facility was 6.25% at April 1, 2017. The Company has approximately $59,355 of available borrowings under the revolving credit facility as a source of liquidity.

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
The total fair value of the interest rate swaps was $1,399 as of April 1, 2017 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other income recorded in the statement of comprehensive loss for the favorable change of $459 in fair value since December 31, 2016.
The total fair value of the interest rate swaps was $1,858 as of December 31, 2016 and was reported on the condensed consolidated balance sheet in other non-current liabilities.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the gain or loss on these derivatives was recognized in current earnings.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Foreign Currency Forward Contracts
During 2015, 2016, and 2017, the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts:

	2015 FX Contracts	2016 FX Contracts	2017 FX Contracts
Maturity date range:
Minimum	February 2015	April 2016	April 2017
Maximum	December 2016	July 2017	December 2017
Fixed exchange rate range:
Minimum	1.1384	1.2536	1.3147
Maximum	1.3831	1.3458	1.3318

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$36,946 and C$29,887 as of April 1, 2017 and December 31, 2016, respectively. The total fair value of the outstanding foreign currency forward contracts was $279 and $616 as of April 1, 2017 and December 31, 2016, respectively, and was reported on the condensed consolidated balance sheets in other current assets, respectively. An increase in other expense of $229 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2016.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of April 1, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$1,907	$—	$—	$1,907
Interest rate swaps	—	(1,399)	—	(1,399)
Foreign exchange forward contracts	—	279	—	279

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,787	$—	$—	$1,787
Interest rate swaps	—	(1,858)	—	(1,858)
Foreign exchange forward contracts	—	616	—	616

The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of April 1, 2017 and December 31, 2016 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	April 1, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$324,166	$313,088	$323,888	$304,013
Junior Subordinated Debentures	128,358	143,754	128,640	139,831

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at April 1, 2017 and December 31, 2016 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at April 1, 2017 and December 31, 2016 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

11. Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of April 1, 2017: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of April 1, 2017. The Company's other reporting units have been combined in the "All Other" category. In 2017, the Company completed the integration of its All Points subsidiary with the U.S. segment. After this transition, discrete financial information for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way management reviews information to make operating decisions, assess performance, and allocate resources, the results of the Company's All Points business are now reported in the United States operating segment. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Revenues
United States	$157,998	$159,583
Canada	29,032	28,133
All Other	1,749	1,888
Total revenues	$188,779	$189,604
Segment income (loss) from operations
United States	$4,922	$3,246
Canada	(1,989)	(740)
All Other	167	445
Total income from operations	$3,100	$2,951

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, "Hillman" or "Company") are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through the wholly-owned subsidiary, The Hillman Group, Inc. and our wholly-owned subsidiaries (collectively, “Hillman Group”). Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

For fiscal year 2017, we have changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of our quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53 week fiscal year will occur in fiscal year 2022. We have made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change does not impact the comparability of quarters or year ended 2017 to the quarters or year ended 2016. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.

In 2017, we completed the integration of our All Points subsidiary with the U.S. segment. After this transition, discrete financial information for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way we review information to make operating decisions, assess performance, and allocate resources, the results of our All Points business are now reported in the United States operating segment. Additional information on our reportable segments is presented at the "Segment Information" note of the Notes to Condensed Consolidated Financial Statements. Certain reclassifications of prior year amounts, primarily related to the reclassification of segment information and goodwill reporting units, have been made to conform to the current year presentation.

Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 4.4% in 2015, increased by 7.2% in 2016, and decreased by 0.9% during the period ended April 1, 2017. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.8% in 2015, declined by 1.2% in 2016, and declined by 6.2% during the period ended April 1, 2017.
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
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 19.3% in 2015, decreased by 3.0% in 2016, and decreased by 0.8% during the period ended April 1, 2017. In response, we implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended April 1, 2017 and the three months ended March 31, 2016.

	Thirteen Weeks Ended April 1, 2017		Three Months Ended March 31, 2016
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$188,779	100.0%	$189,604	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	101,594	53.8%	103,108	54.4%
Selling, general and administrative expenses	66,546	35.3%	65,384	34.5%
Depreciation	8,718	4.6%	8,370	4.4%
Amortization	9,472	5.0%	9,463	5.0%
Other (income) expense	(651)	(0.3)%	328	0.2%
Income from operations	3,100	1.6%	2,951	1.6%
Interest expense, net of investment income	15,534	8.2%	16,101	8.5%
Loss before income taxes	(12,434)	(6.6)%	(13,150)	(6.9)%
Income tax benefit	(5,750)	(3.0)%	(5,306)	(2.8)%
Net (loss)	$(6,684)	(3.5)%	$(7,844)	(4.1)%

Thirteen Week Period Ended April 1, 2017 vs the Three Month Period Ended March 31, 2016
Net Sales
Net sales for the first quarter of 2017 were $188.8 million, a decrease of approximately $0.8 million compared to net sales of $189.6 million for the first quarter of 2016. The decrease from prior year was primarily driven by the timing of a fastener rollout to a large customer in the first quarter of 2016.
Cost of Sales
Our cost of sales was $101.6 million, or 53.8% of net sales, in the first quarter of 2017, a decrease of approximately $1.5 million compared to $103.1 million, or 54.4% of net sales, in the first quarter of 2016. The decrease of 0.6% in cost of sales, expressed as a percent of net sales, in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to lower freight costs and product mix.
Expenses
Operating expenses were approximately $66.5 million in the thirteen weeks ended April 1, 2017, an increase of approximately $1.2 million, compared to $65.4 million in the three months ended March 31, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $29.3 million in the first quarter of 2017, a decrease of $0.6 million compared to $29.9 million in the first quarter of 2016. The decrease in selling expense was primarily due to higher costs associated with a fastener rollout to a large customer in the first quarter of 2016.

•
Warehouse and delivery expenses were $26.4 million in the first quarter of 2017, an increase of $1.4 million compared to $25.0 million in the first quarter of 2016. We incurred approximately $1.8 million of warehouse expense in the first quarter of 2017 associated with starting operations of a West Coast hub which we expect to provide leverage and distribution efficiency. These costs are comprised primarily of rent, freight, and payroll and related costs. This was partially offset by a reduction in outside storage costs as we begin to exit certain off site warehouses.

•
General and administrative (“G&A”) expenses were $10.9 million in the first quarter of 2017, an increase of $0.3 million compared to $10.5 million in the first quarter of 2016. The increase was driven by severance costs related to restructuring activities in our Canada segment.

•
Depreciation expense was $8.7 million in the first quarter of 2017 as compared to depreciation expense of $8.4 million in the first quarter of 2016. The increase in depreciation expense was primarily due to the fixed asset additions of key and engraving machines and software related to our ERP system.

•	Amortization expense of $9.5 million in the first quarter of 2017 was consistent with the amortization expense in the first quarter of 2016.

•
Other income was $0.7 million in the first quarter of 2017 compared to other expense of $0.3 million in the first quarter of 2016. In the first quarter of 2017, we recorded a gain of $0.5 million on the mark to market adjustments on the interest rate swaps. In the first quarter of 2016 we recorded losses of $0.6 million on the mark to market adjustments on the interest rate swaps.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the Thirteen weeks months ended April 1, 2017 and 2016 (dollars in thousands):

	Thirteen Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Revenues
United States	$157,998	$159,583
Canada	29,032	28,133
All Other	1,749	1,888
Total revenues	$188,779	$189,604
Segment income (loss) from operations
United States	$4,922	$3,246
Canada	(1,989)	(740)
All Other	167	445
Total income from operations	$3,100	$2,951
The Thirteen Week Period Ended April 1, 2017 vs the Three Month Period Ended March 31, 2016

Net Sales
Net sales for the thirteen weeks ended April 1, 2017 decreased $0.8 million compared to the net sales for the three months ended March 31, 2016. For the United States operating segment, net sales decreased by $1.6 million due to the timing of a fastener rollout to a large customer in the first quarter of 2016. Net sales for our Canada operating segment increased by $0.9 million primarily as a result of the timing of a customer rollout in 2017.

Income from Operations
Income from operations for the thirteen weeks ended April 1, 2017 increased $0.1 million compared to income from operations for the three months ended March 31, 2016.

Income from operations of our United States segment increased by approximately $1.7 million in the thirteen weeks ended April 1, 2017 to $4.9 million as compared to $3.2 million in the comparable prior year period. Despite lower sales in the U.S. segment, income from operations increased due to improved gross margins. Cost of goods sold as a percentage of sales was

51.0% in the first quarter of 2017 as compared to 52.0% in the first quarter of 2016 due to lower freight costs and product mix. Additionally, income from operations for our U.S. segment was favorably impacted by the change in market value of our interest rate swaps. We recorded losses of $0.6 million on the interest rate swaps when adjusted to fair value in the first quarter of 2016, compared to gains of $0.5 million when adjusting the interest rate swaps to fair value in the first quarter of 2017.

Income from operations in our Canada segment decreased by $1.2 million in the thirteen weeks ended April 1, 2017 to a loss of $2.0 million as compared to a loss from operations of $0.7 million in the three months ended March 31, 2016. The decrease was primarily due to charges of $0.9 million related to restructuring in the Canada segment.

Income Taxes

In the thirteen weeks ended April 1, 2017, we recorded an income tax benefit of $5.8 million on pre-tax loss of $12.4 million. The effective income tax rate was 46.2% for the thirteen weeks ended April 1, 2017.

In the three months ended March 31, 2016, we recorded an income tax benefit of $5.3 million on a pre-tax loss of $13.2 million. The effective income tax rate was 40.3% for the three months ended March 31, 2016.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended April 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses . The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen weeks ended April 1, 2017 were due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the three months ended March 31, 2016 was caused by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three months ended March 31, 2016 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources
The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used by operating activities for the thirteen weeks ended April 1, 2017 was $4.6 million as compared to a use of cash of $9.6 million in the comparable prior year period. Operating cash flows for the thirteen weeks ended April 1, 2017 were unfavorably impacted by an increase in inventory related to the build up of inventory for spring selling season and an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable associated with inventory purchases. Operating cash flows for the three months ended March 31, 2016 were unfavorably impacted by an increase in accounts receivable due to higher sales. This was partially offset by a reduction in inventory related to our focus on improving net working capital.

Net cash used by investing activities was $10.4 million and $6.3 million for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.

Net cash provided by financing activities was $2.9 million for the thirteen weeks ended April 1, 2017. The borrowings on revolving credit loans provided $4.3 million. We used cash to pay $1.4 million in principal payments on the senior term loan under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations.

Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2016. The borrowings on revolving credit loans provided $16.0 million. We used cash to pay $1.4 million in principal payments on the senior term loan under the Senior Facilities, $1.0 million in payments on the revolving credit loans, and $0.1 million in principal payments under capitalized lease obligations.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $214.0 million as of April 1, 2017 represents a decrease of $0.2 million from the December 31, 2016 level of $214.2 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Debt Covenants
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35.0% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of April 1, 2017, the total revolving credit commitment of the Company was 15.2% utilized and the senior secured leverage ratio covenant was not in effect. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended April 1, 2017:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$534,875
Revolving credit facility	4,286
Capital leases & other obligations	268
Cash and cash equivalents	(1,984)
Total senior debt	537,445
Credit Agreement Consolidated Adjusted EBITDA (1)	123,790
Leverage ratio (must be below requirement)	4.34	6.50
(1) Credit Agreement Consolidated Adjusted EBITDA for the twelve months ended April 1, 2017 is presented in the following Adjusted EBITDA section.

Credit Agreement Consolidated Adjusted EBITDA
Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”). It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by us as Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate our leverage ratio covenant which is provided to our lenders. Non-compliance with our debt covenant could result in the requirement to immediately repay all amounts outstanding under such agreements.

The reconciliation of Net Loss to Adjusted EBITDA for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016 and reconciliation of Net Loss to Credit Agreement Consolidated Adjusted EBITDA for the year ended December 31, 2016 and the twelve trailing months ("TTM") ended April 1, 2017 and March 31, 2016 follows:

	Thirteen Weeks Ended	Three Months Ended	Year	TTM	TTM
	April 1,	March 31,	Ended	April 1,	March 31,
	2017	2016	2016	2017	2016
Net loss	$(6,684)	$(7,844)	$(14,206)	$(13,046)	$(21,062)
Income tax benefit	(5,750)	(5,306)	(7,690)	(8,134)	(8,871)
Interest expense, net	12,477	13,043	51,181	50,615	51,000
Interest expense on junior subordinated debentures	3,152	3,152	12,608	12,608	12,609
Investment income on trust common securities	(95)	(94)	(378)	(379)	(377)
Depreciation	8,718	8,370	32,245	32,593	29,860
Amortization	9,472	9,463	37,905	37,914	37,949
EBITDA	21,290	20,784	111,665	112,171	101,108

Stock compensation expense	598	594	2,280	2,284	1,680
Management fees	133	136	550	547	615
Foreign exchange (gain) loss	(232)	288	73	(447)	5,589
Acquisition and integration expense	—	—	—	—	92
Legal fees and settlements	—	487	2,886	2,399	1,711
Restructuring and other costs	3,961	434	4,771	8,298	7,193
Other adjustments	(459)	641	(705)	(1,805)	854
Adjusted EBITDA	$25,291	$23,364	$121,520	$123,447	$118,842

Pro-forma purchasing savings (1)			1,457	343	10,702
2015 costs to enter NDD market (2)			—	—	8,294
2015 costs to secure Canadian Tire Company new business			—	—	1,855
Credit Agreement Consolidated Adjusted EBITDA (3)			$122,977	$123,790	$139,693

1) Represents the annual pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors, based on savings calculated against forecasted stock keeping unit volume and negotiated price reductions from our top suppliers.

2) Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure construction fastener product ("CFP") for our entrance into the CFP market.

3) Consolidated Adjusted EBITDA calculated in accordance with the Credit Agreement.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of April 1, 2017, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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
Based on our exposure to variable rate borrowings at April 1, 2017, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.1 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $138.4 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of April 1, 2017. The foreign subsidiaries net tangible assets were $69.1 million and the net intangible assets were $69.3 million as of April 1, 2017.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 9 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of April 1, 2017, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed with the Securities and Exchange Commission on May 12, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive (Loss) for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Nicholas P. Ruffing
Jeffrey S. Leonard	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 12, 2017