Form 10-Q
period 2017-07-01
HILLMAN COMPANIES INC
filed 2017-08-11
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On August 11, 2017, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,858	$14,106
Accounts receivable, net of allowances of $1,012 ($907 - 2016)	86,240	71,082
Inventories, net	230,495	220,893
Other current assets	12,300	11,486
Total current assets	340,893	317,567
Property and equipment, net of accumulated depreciation of $86,315 ($74,713 - 2016)	128,642	121,028
Goodwill	617,167	615,682
Other intangibles, net of accumulated amortization of $113,835 ($94,658 - 2016)	698,550	715,812
Other assets	12,853	11,547
Total assets	$1,798,105	$1,781,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,204	$61,906
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	118	143
Accrued expenses:
Salaries and wages	7,548	8,303
Pricing allowances	4,206	4,982
Income and other taxes	4,640	3,208
Interest	9,711	9,776
Other accrued expenses	15,320	11,146
Total current liabilities	126,247	104,964
Long term debt	971,785	973,455
Deferred income taxes, net	232,369	237,312
Other non-current liabilities	8,288	7,979
Total liabilities	$1,338,689	$1,323,710
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at July 1, 2017 and December 31, 2016	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at July 1, 2017 and December 31, 2016	—	—
Additional paid-in capital	550,070	548,534
Accumulated deficit	(61,705)	(56,226)
Accumulated other comprehensive loss	(28,949)	(34,382)
Total stockholders’ equity	459,416	457,926
Total liabilities and stockholders’ equity	$1,798,105	$1,781,636
The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	Twenty-six Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Net sales	$224,260	$226,900	$413,039	$416,504
Cost of sales (exclusive of depreciation and amortization shown separately below)	120,253	122,175	221,847	225,283
Selling, general and administrative expenses	67,380	66,764	133,926	132,148
Depreciation	9,455	8,050	18,173	16,420
Amortization	9,470	9,491	18,942	18,954
Management fees to related party	130	136	263	272
Other (income) expense	(930)	259	(1,714)	451
Income from operations	18,502	20,025	21,602	22,976
Interest expense, net	12,696	12,866	25,173	25,909
Interest expense on junior subordinated debentures	3,152	3,152	6,304	6,304
Investment income on trust common securities	(94)	(95)	(189)	(189)
Income (loss) before income taxes	2,748	4,102	(9,686)	(9,048)
Income tax expense (benefit)	1,529	2,356	(4,221)	(2,950)
Net income (loss)	$1,219	$1,746	$(5,465)	$(6,098)
Net income (loss) from above	$1,219	$1,746	$(5,465)	$(6,098)
Other comprehensive income:
Foreign currency translation adjustments	3,395	(190)	5,433	5,894
Total other comprehensive income (loss)	3,395	(190)	5,433	5,894
Comprehensive income (loss)	$4,614	$1,556	$(32)	$(204)

The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(5,465)	$(6,098)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	37,115	35,374
Loss on sale of property and equipment	132	—
Deferred income taxes	(5,310)	(3,541)
Deferred financing and original issue discount amortization	1,278	1,325
Stock-based compensation expense	1,553	1,118
Other non-cash interest and change in value of interest rate swap	(666)	659
Changes in operating items:
Accounts receivable	(14,289)	(14,715)
Inventories	(7,265)	17,984
Other assets	(1,041)	(3,534)
Accounts payable	16,805	7,695
Other accrued liabilities	5,197	339
Other items, net	6	(42)
Net cash provided by operating activities	28,050	36,564
Cash flows from investing activities:
Capital expenditures	(25,251)	(17,352)
Other items, net	(1,500)	—
Net cash used for investing activities	(26,751)	(17,352)
Cash flows from financing activities:
Repayments of senior term loans	(2,750)	(2,750)
Borrowings on revolving credit loans	5,000	16,000
Repayments of revolving credit loans	(5,000)	(28,000)
Principal payments under capitalized lease obligations	(42)	(118)
Net cash used for financing activities	(2,792)	(14,868)
Effect of exchange rate changes on cash	(755)	205
Net (decrease) increase in cash and cash equivalents	(2,248)	4,549
Cash and cash equivalents at beginning of period	14,106	11,385
Cash and cash equivalents at end of period	$11,858	$15,934
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures	$6,115	$6,115
Interest paid	23,725	24,679
Income taxes paid	219	238

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the twenty-six weeks ended July 1, 2017 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

For fiscal year 2017, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change does not materially impact the comparability of quarters or year ended 2017 to the quarters or year ended 2016. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.

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
Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results may differ from these estimates.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In the thirteen and twenty-six weeks ended July 1, 2017, the Company modified the vesting period of the outstanding awards, reducing the vesting period to four years from five years. The modification of the vesting term resulted in $687 of additional expense in the period.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. The Company is currently assessing the transition method and impact of implementing this guidance on its Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU amends the guidance in ACS 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard eliminates the exception to the principle in ASC 740 for all intra-entity sales of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its Condensed Consolidated Financial Statements.

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
4. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2016				July 1, 2017
United States	$583,780	$—	$—	$—	$583,780
Canada	28,377	—	—	982	29,359
Mexico	3,525	—	—	503	4,028
Total	$615,682	$—	$—	$1,485	$617,167

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of July 1, 2017 and December 31, 2016 consist of the following:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Estimated Useful Life (Years)	July 1, 2017	December 31, 2016
Customer relationships	20	$689,225	$687,642
Trademarks - All Others	Indefinite	85,596	85,294
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,446	4,438
Patents	7-12	32,818	32,796
Intangible assets, gross		812,385	810,470
Less: Accumulated amortization		113,835	94,658
Other intangibles, net		$698,550	$715,812
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,470 and $18,942 for the thirteen and twenty-six weeks ended July 1, 2017, respectively and $9,491 and $18,954 for the three and six months ended June 30, 2016, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended July 1, 2017 and three and six months ended June 30, 2016, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

5. Commitments and Contingencies:
The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. Two risk areas involving significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,175 recorded for such risks is adequate as of July 1, 2017.

As of July 1, 2017, the Company has provided certain vendors and insurers letters of credit aggregating $6,359 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,675 recorded for such risks is adequate as of July 1, 2017.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions.  The Company could be subject to penalties and interest if it or its suppliers fail to comply with customs regulations or similar laws.  The U.S. Department of Commerce has selected certain Chinese vendors of nail products for administrative review of compliance with anti-dumping duty and countervailing duty laws.  The Company sourced product from selected vendors during the 2014 through 2016 periods currently open for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review.  The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.  In the thirteen and twenty-six weeks ended July 1, 2017, the Company recorded expense of $1,796 and $2,146, respectively for anti-dumping duties, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

6. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”)Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) and $130 and $263 for the thirteen and twenty-six weeks ended July 1, 2017, respectively and $136 and $272 for the three and six months ended June 30, 2016, respectively.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $89 and $177 for the thirteen and twenty-six weeks ended July 1, 2017, respectively and $82 and  $164 for the three and six months ended June 30, 2016, respectively.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $153 and $309 for the thirteen and twenty-six weeks ended July 1, 2017, respectively and $160 and $310 for the three and six months ended June 30, 2016, respectively.

7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended July 1, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax income to calculate the income tax expense. Under ASC 740, companies should not apply the estimated annual effective tax rate to interim financial results if the estimated annual effective tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the three and six month periods ended June 30, 2016, reliable projections of the Company’s annual effective tax rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results.

For the thirteen and twenty-six weeks ended July 1, 2017, the effective income tax rates were 55.6% and 43.6%. The Company recorded a a tax provision / (benefit) for the thirteen and twenty-six weeks ended July 1, 2017 of $1,529 and $(4,221), respectively. The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. Additionally, the effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and twenty-six weeks ended July 1, 2017 were due to state and foreign income taxes.

The effective income tax rates were 57.4% and 32.6% for three and six months ended June 30, 2016, respectively. The Company recorded a a tax provision / (benefit) for the three and six months ended June 30, 2016 of $2,356 and $(2,950), respectively. The effective income tax rate differed from the federal statutory tax rate in the three and six months ended June 30, 2016 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The effective income tax rate differed from the federal statutory rate in the three and six months ended June 30, 2016 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and six months ended June 30, 2016 were primarily due to state and foreign income taxes.

8. Long Term Debt:

The following table summarizes the Company’s debt:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	July 1, 2017	December 31, 2016
Revolving loans	$—	$—
Senior term loan, due 2020	533,500	536,250
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	280	322
	972,484	975,276
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	19,366	19,936
(Subtract) current portion of long term debt and capital leases	(5,618)	(5,643)
(Subtract) deferred financing fees	(14,447)	(16,114)
Total long term debt, net	$971,785	$973,455

As of July 1, 2017, there was $533,500 outstanding under the Company’s term loan. The interest rate on the term loan was 4.8% at July 1, 2017. As of July 1, 2017, the Company had $0 outstanding under its revolving credit facility along with $6,359 of letters of credit. The Company has approximately $63,641 of available borrowings under the revolving credit facility as a source of liquidity.

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
The total fair value of the interest rate swaps was $1,192 as of July 1, 2017 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other income recorded in the statement of comprehensive loss for the favorable change of $666 in fair value since December 31, 2016.
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
Foreign Currency Forward Contracts
During 2015, 2016, and 2017, the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	2015 FX Contracts	2016 FX Contracts	2017 FX Contracts
Maturity date range:
Minimum	February 2015	April 2016	July 2017
Maximum	December 2016	July 2017	April 2018
Fixed exchange rate range:
Minimum	1.1384	1.2536	1.3002
Maximum	1.3831	1.3458	1.3546

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$33,106 and C$29,887 as of July 1, 2017 and December 31, 2016, respectively. The total fair value of the outstanding foreign currency forward contracts was $(571) and $616 as of July 1, 2017 and December 31, 2016, respectively, and was reported on the condensed consolidated balance sheets in other current liabilities and other current assets assets, respectively. An increase in other expense of $1,634, including contracts settled during the twenty-six weeks ended July 1, 2017, was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2016.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of July 1, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$1,933	$—	$—	$1,933
Interest rate swaps	—	(1,192)	—	(1,192)
Foreign exchange forward contracts	—	(571)	—	(571)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,787	$—	$—	$1,787
Interest rate swaps	—	(1,858)	—	(1,858)
Foreign exchange forward contracts	—	616	—	616

The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of July 1, 2017 and December 31, 2016 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	July 1, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$324,444	$315,150	$323,888	$304,013
Junior Subordinated Debentures	128,070	147,086	128,640	139,831

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at July 1, 2017 and December 31, 2016 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at July 1, 2017 and December 31, 2016 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

11. Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of July 1, 2017: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of July 1, 2017. The Company's other segments have been combined in the "All Other" category. In 2017, the Company completed the integration of its All Points subsidiary with the U.S. segment. After this transition, discrete financial information for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way management reviews information to make operating decisions, assess performance, and allocate resources, the results of the Company's All Points business are now reported in the United States operating segment. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended July 1, 2017 and three and six months ended June 30, 2016.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	Twenty-six Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Revenues
United States	$182,854	$185,092	$340,852	$344,675
Canada	39,830	40,166	68,862	68,299
All Other	1,576	1,642	3,325	3,530
Total revenues	$224,260	$226,900	$413,039	$416,504
Segment income (loss) from operations
United States	$14,785	$18,113	$19,387	$21,359
Canada	3,650	2,503	1,660	1,763
All Other	67	(591)	555	(146)
Total income from operations	$18,502	$20,025	$21,602	$22,976

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

For fiscal year 2017, we have changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of our quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53 week fiscal year will occur in fiscal year 2022. We have made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change does not materially impact the comparability of quarters or year ended 2017 to the quarters or year ended 2016. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 4.4% in 2015, increased by 7.2% in 2016, and decreased by 2.4% during the period ended July 1, 2017. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.8% in 2015, declined by 1.2% in 2016, and declined by 6.2% during the period ended July 1, 2017.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 19.3% in 2015, decreased by 3.0% in 2016, and decreased by 3.4% during the period ended July 1, 2017. In response, we implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen and twenty-six weeks ended July 1, 2017 and the three and six months ended June 30, 2016.
Thirteen Week Period Ended July 1, 2017 vs the Three Month Period Ended June 30, 2016

	Thirteen Weeks Ended July 1, 2017		Three Months Ended June 30, 2016
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$224,260	100.0%	$226,900	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	120,253	53.6%	122,175	53.8%
Selling, general and administrative expenses	67,380	30.0%	66,764	29.4%
Depreciation	9,455	4.2%	8,050	3.5%
Amortization	9,470	4.2%	9,491	4.2%
Other (income) expense	(800)	(0.4)%	395	0.2%
Income from operations	18,502	8.3%	20,025	8.8%
Interest expense, net of investment income	15,754	7.0%	15,923	7.0%
Income before income taxes	2,748	1.2%	4,102	1.8%
Income tax expense	1,529	0.7%	2,356	1.0%
Net income	$1,219	0.5%	$1,746	0.8%

Net Sales
Net sales for the second quarter of 2017 were $224.3 million, a decrease of approximately $2.6 million compared to net sales of $226.9 million for the second quarter of 2016. The decrease from prior year was primarily driven by the timing of a rollout to a new automotive customer in the second quarter of 2016 and inventory reductions by a large customer in 2017.
Cost of Sales
Our cost of sales was $120.3 million, or 53.6% of net sales, in the second quarter of 2017, a decrease of approximately $1.9 million compared to $122.2 million, or 53.8% of net sales, in the second quarter of 2016. The decrease of 0.2% in cost of sales, expressed as a percent of net sales, in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to lower freight costs and product mix offset by $1.8 million of additional expense in the second quarter of 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $67.4 million in the thirteen weeks ended July 1, 2017, an increase of approximately $0.6 million, compared to $66.8 million in the three months ended June 30, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $28.8 million in the second quarter of 2017, a decrease of $0.6 million compared to $29.3 million in the second quarter of 2016. The decrease in selling expense was primarily due to lower medical costs in the second quarter of 2017 and higher costs associated with the timing of a rollout to a new automotive customer in the second quarter of 2016.

•
Warehouse and delivery expenses were $28.1 million in the second quarter of 2017, an increase of $0.4 million compared to $27.7 million in the second quarter of 2016 due to higher labor expense as we work to optimize the distribution network after the opening of our West Coast hub earlier this year.

•
General and administrative (“G&A”) expenses were $10.5 million in the second quarter of 2017, an increase of $0.8 million compared to $9.7 million in the second quarter of 2016. The increase was driven by severance costs related to restructuring activities in Canada and higher stock compensation expense.

Depreciation expense was $9.5 million in the second quarter of 2017 as compared to depreciation expense of $8.1 million in the second quarter of 2016. The increase in depreciation expense was primarily due to capital expenditures for key and engraving machines and software related to our ERP system. Amortization expense of $9.5 million in the second quarter of 2017 was consistent with the amortization expense in the second quarter of 2016.

Other income was $0.8 million in the second quarter of 2017 compared to other expense of $0.4 million in the second quarter of 2016. In the second quarter of 2017, we recorded an exchange rate gain of $0.7 million. In the second quarter of 2016, we recorded exchange rate losses of $0.3 million. Additionally, in the second quarter of 2017, we recorded a gain of $0.2 million on the mark to market adjustments on the interest rate swaps. In the second quarter of 2016, the mark to market adjustment was immaterial.

Twenty-six Week Period Ended July 1, 2017 vs the Six Month Period Ended June 30, 2016

	Twenty-six Weeks Ended July 1, 2017		Six Months Ended June 30, 2016
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$413,039	100.0%	$416,504	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	221,847	53.7%	225,283	54.1%
Selling, general and administrative expenses	133,926	32.4%	132,148	31.7%
Depreciation	18,173	4.4%	16,420	3.9%
Amortization	18,942	4.6%	18,954	4.6%
Other (income) expense	(1,451)	(0.4)%	723	0.2%
Income from operations	21,602	5.2%	22,976	5.5%
Interest expense, net of investment income	31,288	7.6%	32,024	7.7%
Loss before income taxes	(9,686)	(2.3)%	(9,048)	(2.2)%
Income tax benefit	(4,221)	(1.0)%	(2,950)	(0.7)%
Net (loss)	$(5,465)	(1.3)%	$(6,098)	(1.5)%

Net Sales
Net sales for the twenty-six weeks ended July 1, 2017 were $413.0 million, a decrease of approximately $3.5 million compared to net sales of $416.5 million for the six months ended June 30, 2016. The decrease from prior year was primarily driven by the timing of customer and product rollouts in the six months ended June 30, 2016 and inventory reductions by a large customer in the twenty-six weeks ended July 1, 2017. Additionally, market softness with the traditional customers was offset by growth with big box retail customers.
Cost of Sales
Our cost of sales was $221.8 million, or 53.7% of net sales, in the twenty-six weeks ended July 1, 2017, a decrease of approximately $3.4 million compared to $225.3 million, or 54.1% of net sales, in the six months ended June 30, 2016. The decrease of 0.4% in cost of sales, expressed as a percent of net sales, in the twenty-six weeks ended July 1, 2017 compared to the six months ended June 30, 2016 was primarily due to lower freight costs and product mix partially offset by $2.1 million of additional expense in the twenty-six weeks ended July 1, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016.
Expenses
SG&A expenses were approximately $133.9 million in the twenty-six weeks ended July 1, 2017, an increase of approximately $1.8 million, compared to $132.1 million in the six months ended June 30, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $58.0 million in the twenty-six weeks ended July 1, 2017, a decrease of $1.2 million compared to $59.2 million in the six months ended June 30, 2016. The decrease in selling expense was primarily due to lower medical claims in the twenty-six weeks ended July 1, 2017 and higher costs associated with product and customer rollouts in the six months ended June 30, 2016.

•
Warehouse and delivery expenses were $54.5 million in the twenty-six weeks ended July 1, 2017, an increase of $1.7 million compared to $52.8 million in the six months ended June 30, 2016. We incurred approximately $1.8 million of warehouse expense in first quarter of 2017 associated with starting operations of a West Coast hub which we expect to provide leverage and distribution efficiency. These costs are comprised primarily of rent, freight, and payroll and related costs. This was partially offset by lower medical claims and a reduction in outside storage costs as we begin to exit certain off site warehouses.

•
General and administrative (“G&A”) expenses were $21.4 million in the twenty-six weeks ended July 1, 2017, an increase of $1.2 million compared to $20.2 million in the six months ended June 30, 2016. The increase was driven by severance costs related to restructuring activities in our Canada segment.

Depreciation expense was $18.2 million in the twenty-six weeks ended July 1, 2017 as compared to depreciation expense of $16.4 million in the six months ended June 30, 2016. The increase in depreciation expense was primarily due to capital expenditures for key and engraving machines and software related to our ERP system. Amortization expense of $18.9 million in the twenty-six weeks ended July 1, 2017 was consistent with the amortization expense in the six months ended June 30, 2016.

Other income was $1.5 million in the twenty-six weeks ended July 1, 2017 compared to other expense of $0.7 million in the six months ended June 30, 2016. In the twenty-six weeks ended July 1, 2017, we recorded a gain of $0.7 million on the mark to market adjustments on the interest rate swaps. In the six months ended June 30, 2016 we recorded losses of $0.7 million on the mark to market adjustments on the interest rate swaps. Additionally, in the twenty-six weeks ended July 1, 2017, we recorded an exchange rate gain of $1.0 million. In the six months ended June 30, 2016, we recorded an exchange rate gain of $0.2 million.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended July 1, 2017 and three and six months ended June 30, 2016 (dollars in thousands):

	Thirteen Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	Twenty-six Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Revenues
United States	$182,854	$185,092	$340,852	$344,675
Canada	39,830	40,166	68,862	68,299
All Other	1,576	1,642	3,325	3,530
Total revenues	$224,260	$226,900	$413,039	$416,504
Segment income (loss) from operations
United States	$14,785	$18,113	$19,387	$21,359
Canada	3,650	2,503	1,660	1,763
All Other	67	(591)	555	(146)
Total income from operations	$18,502	$20,025	$21,602	$22,976
The Thirteen Week Period Ended July 1, 2017 vs the Three Month Period Ended June 30, 2016

Net Sales
Net sales for the thirteen weeks ended July 1, 2017 decreased $2.6 million compared to the net sales for the three months ended June 30, 2016. For the United States operating segment, net sales decreased by $2.2 million due to the timing of a rollout to a new automotive customer in the second quarter of 2016 and inventory reductions by one of our customers. Net sales for our Canada operating segment decreased by $0.3 million primarily as a result of the unfavorable conversion of the local currency to U.S. dollars.

Income from Operations
Income from operations for the thirteen weeks ended July 1, 2017 decreased $1.5 million compared to income from operations for the three months ended June 30, 2016.

Income from operations of our United States segment decreased by approximately $3.3 million in the thirteen weeks ended July 1, 2017 to $14.8 million as compared to $18.1 million in the three months ended June 30, 2016. The decrease was the result of lower sales, higher depreciation expenses and higher SG&A costs. Cost of sales expressed as a percentage of sales was consistent with the prior year at 51.0% as lower freight costs and product mix were offset by $1.8 million of additional expense in the second quarter of 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016. Depreciation expense was $1.4 million higher in the thirteen weeks ended July 1, 2017 due to capital expenditures for key and engraving machines and software related to our ERP system. SG&A was $1.0 million higher than the prior year due to higher warehousing costs associated with the optimization of our distribution network after the opening of our West Coast hub earlier this year.

Income from operations in our Canada segment increased by $1.1 million in the thirteen weeks ended July 1, 2017 to $3.7 million as compared to $2.5 million in the three months ended June 30, 2016. Despite a slight decrease in sales in the Canada segment, income from operations increased due to improved gross margins. Cost of goods sold as a percentage of sales was 65.1% in the second quarter of 2017 as compared to 66.3% in the second quarter of 2016 due to price increases implemented in 2016. Additionally, the Canada segment recorded foreign currency exchange gains of $0.6 million in the thirteen weeks ended July 1, 2017 as compared to immaterial expense in the three months ended June 30, 2016.
The Twenty-six Week Period Ended July 1, 2017 vs the Six Month Period Ended June 30, 2016

Net Sales
Net sales for the twenty-six weeks ended July 1, 2017 decreased $3.5 million compared to the net sales for the six months ended June 30, 2016. For the United States operating segment, net sales decreased by $3.8 million due to large customer and product rollouts in 2016 and inventory reductions by a large customer in the twenty-six weeks ended July 1, 2017. Additionally, market softness with the traditional customers was offset by growth with big box retail customers. Net sales for our Canada operating segment increased by $0.6 million primarily as a result of growth with big box retailers in 2017 and price increases implemented in 2016, partially offset by unfavorable conversion of local currency to the U.S. dollar.

Income from Operations
Income from operations for the twenty-six weeks ended July 1, 2017 decreased $1.4 million compared to income from operations for the six months ended June 30, 2016.

Income from operations of our United States segment decreased by approximately $2.0 million in the twenty-six weeks ended July 1, 2017 to $19.4 million as compared to $21.4 million in the comparable prior year period. The decrease was the result of lower sales, higher SG&A costs, and higher depreciation expense partially offset by gains on interest rate swaps and lower cost of good sold as percentage of net sales. Our cost of good sold was 51.1% of net sales for the twenty-six weeks ended July 1, 2017 compared to 51.4% of net sales for the six months ended June 30, 2016 primarily due to lower freight costs and product mix partially offset by $2.1 million of additional expense in the twenty-six weeks ended July 1, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016. SG&A expenses were $0.8 million higher in the twenty-six weeks ended July 1, 2017 compared to the six months ended June 30, 2016 primarily due to $1.8 million of warehouse expense incurred in the first quarter of 2017 associated with starting operations of a West Coast hub which we expect to provide leverage and distribution efficiency. These costs are comprised primarily of rent, freight, and payroll and related costs. This was partially offset by lower medical claims and a reduction in outside storage costs as we begin to exit certain off site warehouses. Depreciation expense was $1.8 million higher in the United States segment in the twenty-six weeks ended July 1, 2017 due to capital expenditures for key and engraving machines and software related to our ERP system. In the twenty-six weeks ended July 1, 2017, we recorded a gain of $0.7 million on the mark to market adjustments on the interest rate swaps. In the six months ended June 30, 2016 we recorded losses of $0.7 million on the mark to market adjustments on the interest rate swaps.

Income from operations in our Canada segment decreased by $0.1 million in the twenty-six weeks ended July 1, 2017 to $1.7 million as compared to $1.8 million in the six months ended June 30, 2016. The decrease was primarily due to restructuring in the Canada segment which was offset by improved product margin driven by price increases implemented in 2016.

Income Taxes

In the thirteen weeks ended July 1, 2017, we recorded an income tax provision of $1.5 million on pre-tax income of $2.7 million. In the twenty-six weeks ended July 1, 2017, we recorded an income tax benefit of $4.2 million on pre-tax loss of $9.7 million.The effective income tax rates were 55.6% and 43.6% for the thirteen and twenty-six weeks ended July 1, 2017.

In the three months ended June 30, 2016, we recorded an income tax provision of $2.4 million on a pre-tax income of $4.1 million. In the six months ended June 30, 2016, we recorded an income tax benefit of $3.0 million on a pre-tax loss of $9.0 million. The effective income tax rates were 57.4% and 32.6% for the three and six months ended June 30, 2016.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and twenty-six weeks ended July 1, 2017 were due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the three and six months ended June 30, 2016 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three and six months ended June 30, 2016 was also affected by the benefit recorded to reconcile a foreign subsidiary’s 2015 income tax return as filed to the tax provision recorded for financial statement purposes. The net effect of the reconciliation was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the three and six months ended June 30, 2016 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended July 1, 2017 and six months ended June 30, 2016 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the twenty-six weeks ended July 1, 2017 was $28.1 million as compared to $36.6 million in the comparable prior year period. Operating cash flows for the twenty-six weeks ended July 1, 2017 were unfavorably impacted by an increase in inventory related to the build up of inventory for peak selling season and an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable associated with inventory purchases. Operating cash flows for the six months ended June 30, 2016 were favorably impacted by a reduction in inventory related to our focus on improving net working capital. This was partially offset by an increase in accounts receivable due to higher sales.

Net cash used by investing activities was $26.8 million and $17.4 million for the twenty-six weeks ended July 1, 2017 and six months ended June 30, 2016, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.

Net cash used by financing activities was $2.8 million for the twenty-six weeks ended July 1, 2017. We used cash to pay $2.8 million in principal payments on the senior term loan under the Senior Facilities.

Net cash used by financing activities was $14.9 million for the six months ended June 30, 2016. The borrowings on revolving credit loans provided $16.0 million. We used cash to pay $2.8 million in principal payments on the senior term loan under the Senior Facilities, $28.0 million in payments on the revolving credit loans, and $0.1 million in principal payments under capitalized lease obligations.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $214.6 million as of July 1, 2017 represents an increase of $2.0 million from the December 31, 2016 level of $212.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Debt Covenants

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times the last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35.0% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of July 1, 2017, the total revolving credit commitment of the Company was 9.1% utilized and the senior secured leverage ratio covenant was not in effect. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended July 1, 2017:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$533,500
Revolving credit facility	—
Capital leases & other obligations	280
Cash and cash equivalents	(11,858)
Total senior debt	521,922
Credit Agreement Consolidated Adjusted EBITDA (1)	125,224
Leverage ratio (must be below requirement)	4.17	6.50
(1) Credit Agreement Consolidated Adjusted EBITDA for the twelve months ended July 1, 2017 is presented in the following Adjusted EBITDA section.

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

The reconciliation of Net Income (Loss) to Adjusted EBITDA for the twenty-six weeks ended July 1, 2017 and six months ended June 30, 2016 and reconciliation of Net Income (Loss) to Credit Agreement Consolidated Adjusted EBITDA for the year ended December 31, 2016 and the twelve trailing months ("TTM") ended July 1, 2017 and June 30, 2016 follows:

	Thirteen Weeks Ended	Three Months Ended	Twenty-six Weeks Ended	Six Months Ended	Year	TTM	TTM
	July 1,	June 30,	July 1,	June 30,	Ended	July 1,	June 30,
	2017	2016	2017	2016	2016	2017	2016
Net income (loss)	$1,219	$1,746	$(5,465)	$(6,098)	$(14,206)	$(13,573)	$(14,773)
Income tax provision (benefit)	1,529	2,356	(4,221)	(2,950)	(7,690)	(8,961)	(12,598)
Interest expense, net	12,696	12,866	25,173	25,909	51,181	50,445	51,249
Interest expense on junior subordinated debentures	3,152	3,152	6,304	6,304	12,608	12,608	12,608
Investment income on trust common securities	(94)	(95)	(189)	(189)	(378)	(378)	(378)
Depreciation	9,455	8,050	18,173	16,420	32,245	33,998	30,939
Amortization	9,470	9,491	18,942	18,954	37,905	37,893	37,922
EBITDA	37,427	37,566	58,717	58,350	111,665	112,032	104,969

Stock compensation expense	955	524	1,553	1,118	2,280	2,715	2,151
Management fees	130	136	263	272	550	541	596
Foreign exchange (gain) loss	(335)	(85)	(566)	203	73	(696)	4,452
Legal fees and settlements	65	379	65	866	2,886	2,085	1,721
Restructuring and other costs	657	174	4,268	608	4,771	8,431	4,922
Anti-dumping duties	1,796	—	2,146	—	—	2,146	—
Other adjustments	(207)	18	(666)	659	(705)	(2,030)	1,151
Adjusted EBITDA	$40,488	$38,712	$65,780	$62,076	$121,520	$125,224	$119,962

2015 costs to enter NDD market (1)	—	—	—	—	—	—	3,168
2015 costs to secure Canadian Tire Company new business	—	—	—	—	—	—	1,855
Credit Agreement Consolidated Adjusted EBITDA (2)	$40,488	$38,712	$65,780	$62,076	$121,520	$125,224	$124,985

1) Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure construction fastener product ("CFP") for our entrance into the CFP market.

2) Consolidated Adjusted EBITDA calculated in accordance with the Credit Agreement.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of July 1, 2017, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at July 1, 2017, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.0 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $141.6 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of July 1, 2017. The foreign subsidiaries net tangible assets were $70.8 million and the net intangible assets were $70.8 million as of July 1, 2017.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 9 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of July 1, 2017, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 filed with the Securities and Exchange Commission on August 11, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 1, 2017 and the three and six months ended June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2017 and the six months ended June 30, 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Nicholas P. Ruffing
Jeffrey S. Leonard	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 11, 2017