Form 10-Q
period 2017-09-30
HILLMAN COMPANIES INC
filed 2017-11-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On November 13, 2017, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,490	$14,106
Accounts receivable, net of allowances of $938 ($907 - 2016)	84,941	71,082
Inventories, net	224,419	220,893
Other current assets	12,077	13,086
Total current assets	345,927	319,167
Property and equipment, net of accumulated depreciation of $92,135 ($74,713 - 2016)	132,416	119,428
Goodwill	618,310	615,682
Other intangibles, net of accumulated amortization of $123,524 ($94,658 - 2016)	690,327	715,812
Other assets	13,137	11,547
Total assets	$1,800,117	$1,781,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,403	$61,906
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	226	143
Accrued expenses:
Salaries and wages	11,509	8,303
Pricing allowances	5,123	4,982
Income and other taxes	4,193	3,208
Interest	4,454	9,776
Other accrued expenses	22,159	11,146
Total current liabilities	126,567	104,964
Long term debt	971,052	973,455
Deferred income taxes, net	232,031	237,312
Other non-current liabilities	7,308	7,979
Total liabilities	$1,336,958	$1,323,710
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	550,536	548,534
Accumulated deficit	(63,029)	(56,226)
Accumulated other comprehensive loss	(24,348)	(34,382)
Total stockholders’ equity	463,159	457,926
Total liabilities and stockholders’ equity	$1,800,117	$1,781,636
The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	Thirty-nine Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales	$218,955	$211,528	$631,994	$628,032
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,468	111,158	341,315	336,441
Selling, general and administrative expenses	69,165	68,023	203,091	200,171
Depreciation	7,300	7,974	25,473	24,394
Amortization	9,500	9,481	28,442	28,435
Management fees to related party	127	148	390	420
Other (income) expense	(589)	(1,026)	(2,303)	(575)
Income from operations	13,984	15,770	35,586	38,746
Interest expense, net	12,787	12,671	37,960	38,580
Interest expense on junior subordinated debentures	3,152	3,152	9,456	9,456
Investment income on trust common securities	(95)	(95)	(284)	(284)
Income (loss) before income taxes	(1,860)	42	(11,546)	(9,006)
Income tax expense (benefit)	(538)	479	(4,759)	(2,471)
Net loss	$(1,322)	$(437)	$(6,787)	$(6,535)
Net loss from above	$(1,322)	$(437)	$(6,787)	$(6,535)
Other comprehensive income:
Foreign currency translation adjustments	4,601	(1,726)	10,034	4,168
Total other comprehensive income (loss)	4,601	(1,726)	10,034	4,168
Comprehensive income (loss)	$3,279	$(2,163)	$3,247	$(2,367)

The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(6,787)	$(6,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,915	52,829
Loss on sale of property and equipment	20	4
Deferred income taxes	(5,920)	(3,157)
Deferred financing and original issue discount amortization	1,907	1,979
Stock-based compensation expense	2,025	1,691
Loss on disposition of Australia assets	—	832
Other non-cash interest and change in value of interest rate swap	(984)	150
Changes in operating items:
Accounts receivable	(12,393)	(8,672)
Inventories	1,311	16,034
Other assets	(583)	(2,674)
Accounts payable	10,735	6,682
Other accrued liabilities	10,173	(3,287)
Other items, net	8	(273)
Net cash provided by operating activities	53,427	55,603
Cash flows from investing activities:
Capital expenditures	(35,864)	(29,402)
Other items, net	(1,500)	—
Net cash used for investing activities	(37,364)	(29,402)
Cash flows from financing activities:
Repayments of senior term loans	(4,125)	(4,125)
Borrowings on revolving credit loans	5,000	16,000
Repayments of revolving credit loans	(5,000)	(44,000)
Principal payments under capitalized lease obligations	(104)	(198)
Net cash used for financing activities	(4,229)	(32,323)
Effect of exchange rate changes on cash	(1,450)	180
Net increase (decrease) in cash and cash equivalents	10,384	(5,942)
Cash and cash equivalents at beginning of period	14,106	11,385
Cash and cash equivalents at end of period	$24,490	$5,443
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$9,172	$9,172
Interest paid	41,047	42,016
Income taxes paid	253	489

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the thirty-nine weeks ended September 30, 2017 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

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
Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results may differ from these estimates.
Reclassifications:
Certain amounts in the prior year financial statements, primarily related to the reclassification of segment information and goodwill reporting units, were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods' net income (loss), cash flows, or stockholders' equity.

Stock Based Compensation:

The Company has a stock-based employee compensation plan pursuant to which options, stock appreciation rights, restricted stock, and other stock-based awards may be granted. The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in general and administrative expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In the thirty-nine weeks ended September 30, 2017, the Company modified the vesting period of the outstanding awards, reducing the vesting period to four years from five years. The modification of the vesting term resulted in $687 of additional expense for the thirty-nine weeks ended September 30, 2017.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief, and clarifies the scope and application of the new revenue standard and related cost guidance. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. While the Company is continuing to assess all potential impacts these standards may have on its financial statements, it believes that the adoption will not have a significant impact on its revenue streams. The Company has not yet determined its method of adoption.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard eliminates the exception to the principle in ASC 740 for all intra-entity sales of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years beginning after December 15, 2017. The Company does not expect the provisions of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  The Company is in the process of evaluating the effects of the provisions of this ASU on its Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This ASU is effective prospectively for annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.

4. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2016				September 30, 2017
United States	$583,780	$—	$—	$—	$583,780
Canada	28,377	—	—	2,153	30,530
Mexico	3,525	—	—	475	4,000
Total	$615,682	$—	$—	$2,628	$618,310

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of September 30, 2017 and December 31, 2016 consist of the following:

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016
Customer relationships	20	$690,405	$687,642
Trademarks - All Others	Indefinite	85,846	85,294
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,456	4,438
Patents	7-12	32,844	32,796
Intangible assets, gross		813,851	810,470
Less: Accumulated amortization		123,524	94,658
Other intangibles, net		$690,327	$715,812
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,500 and $28,442 for the thirteen and thirty-nine weeks ended September 30, 2017, respectively, and $9,481 and $28,435 for the three and nine months ended September 30, 2016, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 30, 2017 and three and nine months ended September 30, 2016, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

5. Commitments and Contingencies:
The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. Two risk areas involving significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,311 recorded for such risks is adequate as of September 30, 2017.

As of September 30, 2017, the Company has provided certain vendors and insurers letters of credit aggregating $6,359 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,634 recorded for such risks is adequate as of September 30, 2017.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions.  The Company could be subject to penalties and interest if

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

it or its suppliers fail to comply with customs regulations or similar laws.  The U.S. Department of Commerce has selected certain Chinese vendors of nail products for administrative review of compliance with anti-dumping duty and countervailing duty laws.  The Company sourced product from selected vendors during the 2014 through 2016 periods currently open for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review.  The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated.  In the thirteen and thirty-nine weeks ended September 30, 2017, the Company recorded expense of $4,128 and $6,274, respectively, for anti-dumping duties, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

6. Related Party Transactions

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $127 and $390 for the thirteen and thirty-nine weeks ended September 30, 2017, respectively, and $148 and $420 for the three and nine months ended September 30, 2016, respectively.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $88 and $265 for the thirteen and thirty-nine weeks ended September 30, 2017, respectively, and $82 and  $246 for the three and nine months ended September 30, 2016, respectively.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $164 and $473 for the thirteen and thirty-nine weeks ended September 30, 2017, respectively, and $158 and $468 for the three and nine months ended September 30, 2016, respectively.

7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 30, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) to calculate the income tax expense. Under ASC 740, companies should not apply the estimated annual effective tax rate to interim financial results if the estimated annual effective tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the three and nine months ended September 30, 2016, reliable projections of the Company’s annual effective tax rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results.

For the thirteen and thirty-nine weeks ended September 30, 2017, the effective income tax rates were 28.9% and 41.2%. The Company recorded a tax benefit for the thirteen and thirty-nine weeks ended September 30, 2017 of $538 and $4,759, respectively. The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. Additionally, the effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 due in part to a tax benefit recorded from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and thirty-nine weeks ended September 30, 2017 were due to state and foreign income taxes.

The effective income tax rates were 1,140.5% and 27.4% for three and nine months ended September 30, 2016, respectively. The Company recorded a tax provision / (benefit) for the three and nine months ended September 30, 2016 of $479 and $(2,471), respectively. The effective income tax rate differed from the federal statutory tax rate in the three months ended September 30, 2016 primarily due to certain non-deductible expenses for tax in relationship to the income reported for the third quarter. In addition, due to the cumulative loss recognized in previous years and in the current year in Australia, any tax benefit recorded is offset by the valuation allowance recorded against the subsidiary's loss. While the tax benefit is offset by the valuation allowance, the loss decreases total income utilized in calculating the effective rate during the three months ended September 30, 2016. The effective income tax rate differed from the federal statutory tax rate in the three and nine months ended September 30, 2016 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The effective income tax rate differed from the federal statutory rate in the three and nine months ended September 30, 2016 also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and nine months ended September 30, 2016 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Long Term Debt:

The following table summarizes the Company’s debt:

	September 30, 2017	December 31, 2016
Revolving loans	$—	$—
Senior term loan, due 2020	532,125	536,250
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	490	322
	971,319	975,276
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	19,072	19,936
(Subtract) current portion of long term debt and capital leases	(5,726)	(5,643)
(Subtract) deferred financing fees	(13,613)	(16,114)
Total long term debt, net	$971,052	$973,455

As of September 30, 2017, there was $532,125 outstanding under the Company’s term loan. As of September 30, 2017, the Company had $0 outstanding under its revolving credit facility along with $6,359 of letters of credit. The Company has approximately $63,641 of available borrowings under the revolving credit facility as a source of liquidity.

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
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%. The interest rate on the term loan was 4.8% at September 30, 2017.
The total fair value of the interest rate swaps was $874 as of September 30, 2017 and was reported on the condensed consolidated balance sheet in other current liabilities with an increase in other income recorded in the statement of comprehensive loss for the favorable change of $984 in fair value since December 31, 2016.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

During 2015, 2016, and 2017, the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts:

	2015 FX Contracts	2016 FX Contracts	2017 FX Contracts
Maturity date range:
Minimum	February 2015	April 2016	October 2017
Maximum	December 2016	July 2017	April 2018
Fixed exchange rate range:
Minimum	1.1384	1.2536	1.3002
Maximum	1.3831	1.3458	1.3518

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$15,533 and C$29,887 as of September 30, 2017 and December 31, 2016, respectively. The total fair value of the outstanding foreign currency forward contracts was $(714) and $616 as of September 30, 2017 and December 31, 2016, respectively, and was reported on the condensed consolidated balance sheets in other current liabilities and other current assets assets, respectively. An increase in other expense of $908, including contracts settled during the thirty-nine weeks ended September 30, 2017, was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2016.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,093	$—	$—	$2,093
Interest rate swaps	—	(874)	—	(874)
Foreign exchange forward contracts	—	(714)	—	(714)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,787	$—	$—	$1,787
Interest rate swaps	—	(1,858)	—	(1,858)
Foreign exchange forward contracts	—	616	—	616

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 30, 2017 and December 31, 2016, the interest rate swaps were included in other current liabilities and non-current liabilities on the accompanying condensed consolidated balance sheets, respectively.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 30, 2017 and December 31, 2016, the foreign exchange forward contracts were included in other current liabilities and other current assets, respectively, on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of September 30, 2017 and December 31, 2016 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$324,721	$327,938	$323,888	$304,013
Junior Subordinated Debentures	127,776	147,718	128,640	139,831

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 30, 2017 and December 31, 2016 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 30, 2017 and December 31, 2016 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

11. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 30, 2017: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of September 30, 2017. The Company's other segments have been combined in the "All Other" category. In 2017, the Company completed the integration of its All Points subsidiary with the U.S. segment. After this transition, discrete financial information

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way management reviews information to make operating decisions, assess performance, and allocate resources, the results of the Company's All Points business are now reported in the United States operating segment. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 30, 2017 and three and nine months ended September 30, 2016.

	Thirteen Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	Thirty-nine Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues
United States	$179,705	$176,211	$520,557	$520,886
Canada	37,430	33,313	106,292	101,612
All Other	1,820	2,004	5,145	5,534
Total revenues	$218,955	$211,528	$631,994	$628,032
Segment income (loss) from operations
United States	$12,352	$15,535	$31,739	$36,894
Canada	1,480	1,035	3,140	2,798
All Other	152	(800)	707	(946)
Total income from operations	$13,984	$15,770	$35,586	$38,746

12. Subsequent Events

On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, Hillman paid a cash purchase price of $48 million. The ST Fastening Systems business will be included in the Company’s United States reportable segment.

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
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 4.4% in 2015, increased by 7.2% in 2016, and decreased by 4.2% during the thirty-nine weeks ended September 30, 2017. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.8% in 2015, declined by 1.2% in 2016, and declined by 6.4% during the thirty-nine weeks ended September 30, 2017 .
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 19.3% in 2015, decreased by 3.0% in 2016, and decreased by 7.1% during the thirty-nine weeks ended September 30, 2017. In response, we implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen and thirty-nine weeks ended September 30, 2017 and the three and nine months ended September 30, 2016.
Thirteen Week Period Ended September 30, 2017 vs the Three Month Period Ended September 30, 2016

	Thirteen Weeks Ended September 30, 2017		Three Months Ended September 30, 2016
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$218,955	100.0%	$211,528	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,468	54.6%	111,158	52.6%
Selling, general and administrative expenses	69,165	31.6%	68,023	32.2%
Depreciation	7,300	3.3%	7,974	3.8%
Amortization	9,500	4.3%	9,481	4.5%
Other (income) expense	(462)	(0.2)%	(878)	(0.4)%
Income from operations	13,984	6.4%	15,770	7.5%
Interest expense, net of investment income	15,844	7.2%	15,728	7.4%
Income before income taxes	(1,860)	(0.8)%	42	—%
Income tax expense	(538)	(0.2)%	479	0.2%
Net income (loss)	$(1,322)	(0.6)%	$(437)	(0.2)%

Net Sales
Net sales for the third quarter of 2017 were $219.0 million, an increase of approximately $7.4 million compared to net sales of $211.5 million for the third quarter of 2016. The increase from prior year was primarily due to growth of $4.1 million in our

Canada segment driven by new product launches with big box retailers along with the favorable impact of conversion of the local currency to U.S. dollars. Net sales in our U.S. segment increased by $3.5 million due to new product launches with big box retailers and strong commercial industrial sales driven by the hurricane season.
Cost of Sales
Our cost of sales was $119.5 million, or 54.6% of net sales, in the third quarter of 2017, an increase of approximately $8.3 million compared to $111.2 million, or 52.6% of net sales, in the third quarter of 2016. The increase of 2.0% in cost of sales, expressed as a percent of net sales, in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to $4.1 million additional expense in the third quarter of 2017 for anti-dumping duties associated with nails imported from China from 2015 through 2016.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $69.2 million in the thirteen weeks ended September 30, 2017, an increase of approximately $1.1 million, compared to $68.0 million in the three months ended September 30, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $29.7 million in the third quarter of 2017, an increase of $0.3 million compared to $29.4 million in the third quarter of 2016. The increase in selling expense was primarily due to increased sales and marketing spend associated with a new product launch in the third quarter of 2017 offset by lower medical costs in the period.

•
Warehouse and delivery expenses were $28.1 million in the third quarter of 2017, an increase of $1.4 million compared to $26.7 million in the third quarter of 2016 due to higher variables expenses associated with increased volume.

•
General and administrative (“G&A”) expenses were $11.4 million in the third quarter of 2017, a decrease of $0.5 million compared to $11.9 million in the third quarter of 2016. The decrease was driven by non-recurring legal charges incurred in the third quarter of 2016 related to our lawsuit against Minute Key Inc., see "Note 5 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional information.

Depreciation expense was $7.3 million in the third quarter of 2017 as compared to depreciation expense of $8.0 million in the third quarter of 2016. The decrease in depreciation expense was primarily due to certain assets becoming fully depreciated, partially offset by capital expenditures. Amortization expense of $9.5 million in the third quarter of 2017 was consistent with the amortization expense in the third quarter of 2016.

Other income was $0.5 million in the third quarter of 2017 compared to other income of $0.9 million in the third quarter of 2016. In the third quarter of 2017, we recorded a gain of $0.3 million on the mark to market adjustments on the interest rate swaps as compared to a gain of $0.5 million in the third quarter of 2016. Additionally we recorded an exchange rate gain of $0.3 million in the the third quarter of 2017 as compared to a gain of $0.5 million in the third quarter of 2016.

Thirty-nine Week Period Ended September 30, 2017 vs the Nine Month Period Ended September 30, 2016

	Thirty-nine Weeks Ended September 30, 2017		Nine Months Ended September 30, 2016
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$631,994	100.0%	$628,032	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	341,315	54.0%	336,441	53.6%
Selling, general and administrative expenses	203,091	32.1%	200,171	31.9%
Depreciation	25,473	4.0%	24,394	3.9%
Amortization	28,442	4.5%	28,435	4.5%
Other (income) expense	(1,913)	(0.3)%	(155)	—%
Income from operations	35,586	5.6%	38,746	6.2%
Interest expense, net of investment income	47,132	7.5%	47,752	7.6%
Loss before income taxes	(11,546)	(1.8)%	(9,006)	(1.4)%
Income tax benefit	(4,759)	(0.8)%	(2,471)	(0.4)%
Net (loss)	$(6,787)	(1.1)%	$(6,535)	(1.0)%

Net Sales
Net sales for the thirty-nine weeks ended September 30, 2017 were $632.0 million, an increase of approximately $4.0 million compared to net sales of $628.0 million for the nine months ended September 30, 2016. The increase from prior year was primarily driven by growth in our Canada segment of $4.7 million offset by the timing of customer and product rollouts in the nine months ended September 30, 2016 and inventory reductions by a large customer in the thirty-nine weeks ended September 30, 2017.
Cost of Sales
Our cost of sales was $341.3 million, or 54.0% of net sales, in the thirty-nine weeks ended September 30, 2017, an increase of approximately $4.9 million compared to $336.4 million, or 53.6% of net sales, in the nine months ended September 30, 2016. The increase of 0.4% in cost of sales, expressed as a percent of net sales, in the thirty-nine weeks ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to $6.3 million of additional expense in the thirty-nine weeks ended September 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 partially offset by lower freight costs and product mix.
Expenses
SG&A expenses were approximately $203.1 million in the thirty-nine weeks ended September 30, 2017, an increase of approximately $2.9 million, compared to $200.2 million in the nine months ended September 30, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $87.8 million in the thirty-nine weeks ended September 30, 2017, a decrease of $0.8 million compared to $88.6 million in the nine months ended September 30, 2016. The decrease in selling expense was primarily due to lower medical claims in the thirty-nine weeks ended September 30, 2017 and higher costs associated with product and customer rollouts in the nine months ended September 30, 2016.

•
Warehouse and delivery expenses were $82.6 million in the thirty-nine weeks ended September 30, 2017, an increase of $3.2 million compared to $79.4 million in the nine months ended September 30, 2016. We incurred approximately $1.8 million of warehouse expense in first quarter of 2017 associated with starting operations of a West Coast hub which we expect to provide leverage and distribution efficiency. These costs are comprised primarily of rent, freight, and payroll and related costs. The remaining increase was driven by higher payroll costs as we re-align our U.S. distribution network and the unfavorable conversion of local currency to the U.S. dollar.

•
General and administrative (“G&A”) expenses were $32.7 million in the thirty-nine weeks ended September 30, 2017, an increase of $0.5 million compared to $32.2 million in the nine months ended September 30, 2016. The increase was driven by severance costs related to restructuring activities in our Canada segment in the thirty-nine weeks ended September 30, 2017 offset by by non-recurring legal charges incurred in 2016 related to our lawsuit against Minute Key Inc., see "Note 5 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional information.

Depreciation expense was $25.5 million in the thirty-nine weeks ended September 30, 2017 as compared to depreciation expense of $24.4 million in the nine months ended September 30, 2016. The increase in depreciation expense was primarily due to capital expenditures for key and engraving machines and software related to our ERP system. Amortization expense of $28.4 million in the thirty-nine weeks ended September 30, 2017 was consistent with the amortization expense in the nine months ended September 30, 2016.

Other income was $1.9 million in the thirty-nine weeks ended September 30, 2017 compared to other income of $0.2 million in the nine months ended September 30, 2016. In the thirty-nine weeks ended September 30, 2017, we recorded a gain of $1.0 million on the mark to market adjustments on the interest rate swaps. In the nine months ended September 30, 2016 we recorded losses of $0.2 million on the mark to market adjustments on the interest rate swaps. Additionally, in the thirty-nine weeks ended September 30, 2017, we recorded an exchange rate gain of $1.3 million. In the nine months ended September 30, 2016, we recorded an exchange rate gain of $0.6 million.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and thirty-nine weeks ended September 30, 2017 and three and nine months ended September 30, 2016 (dollars in thousands):

	Thirteen Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	Thirty-nine Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues
United States	$179,705	$176,211	$520,557	$520,886
Canada	37,430	33,313	106,292	101,612
All Other	1,820	2,004	5,145	5,534
Total revenues	$218,955	$211,528	$631,994	$628,032
Segment income (loss) from operations
United States	$12,352	$15,535	$31,739	$36,894
Canada	1,480	1,035	3,140	2,798
All Other	152	(800)	707	(946)
Total income from operations	$13,984	$15,770	$35,586	$38,746
The Thirteen Week Period Ended September 30, 2017 vs the Three Month Period Ended September 30, 2016

Net Sales
Net sales for the thirteen weeks ended September 30, 2017 increased $7.4 million compared to the net sales for the three months ended September 30, 2016. For the United States operating segment, net sales increased by $3.5 million due to new product launches with big box retailers and strong commercial industrial sales driven by the hurricane season. Net sales for our Canada operating segment increased by $4.1 million new product launches and higher volume in the commercial industrial market along with the favorable impact of conversion of the local currency to U.S. dollars.

Income from Operations

Income from operations for the thirteen weeks ended September 30, 2017 decreased $1.8 million compared to income from operations for the three months ended September 30, 2016.

Income from operations of our United States segment decreased by approximately $3.2 million in the thirteen weeks ended September 30, 2017 to $12.4 million as compared to $15.5 million in the three months ended September 30, 2016. The decrease was primarily the result of $4.1 million of additional expense in the third quarter of 2017 for anti-dumping duties associated with nails imported from China from 2015 through 2016 partially offset by higher sales and lower depreciation expense. Depreciation expense was $0.9 million lower in the thirteen weeks ended September 30, 2017 due certain assets becoming fully depreciated. SG&A was $1.4 million higher than the prior year due to higher warehousing costs associated with the optimization of our distribution network after the opening of our West Coast hub earlier this year.

Income from operations in our Canada segment increased by $0.4 million in the thirteen weeks ended September 30, 2017 to $1.5 million as compared to $1.0 million in the three months ended September 30, 2016. The increase was due to higher sales offset by higher cost of goods sold and higher depreciation expense. Cost of goods sold as a percentage of sales was 65.8% in the third quarter of 2017 as compared to 64.0% in the third quarter of 2016 due to product mix.

In the three months ended September 30, 2016, we decided to exit the Australia market following the loss of a key customer and recorded charges of $832 in the All Other segment related to the write-off of inventory and other assets in the three months ended September 30, 2016.
The Thirty-nine Week Period Ended September 30, 2017 vs the Nine Month Period Ended September 30, 2016

Net Sales
Net sales for the thirty-nine weeks ended September 30, 2017 increased $4.0 million compared to the net sales for the nine months ended September 30, 2016. For the United States operating segment, net sales decreased by $0.3 million due to large customer and product rollouts in 2016 and inventory reductions by a large customer in the thirty-nine weeks ended September 30, 2017. Additionally, market softness with the traditional customers was offset by growth with big box retail customers. Net sales for our Canada operating segment increased by $4.7 million primarily as a result of growth with big box retailers in 2017, price increases implemented in 2016, and favorable conversion of local currency to the U.S. dollar.

Income from Operations
Income from operations for the thirty-nine weeks ended September 30, 2017 decreased $3.2 million compared to income from operations for the nine months ended September 30, 2016.

Income from operations of our United States segment decreased by approximately $5.2 million in the thirty-nine weeks ended September 30, 2017 to $31.7 million as compared to $36.9 million in the comparable prior year period. The decrease was the result of lower sales, higher cost of goods sold as a percentage of net sales, higher SG&A costs, and higher depreciation expense partially offset by gains on interest rate swaps. Our cost of good sold was 51.5% of net sales for the thirty-nine weeks ended September 30, 2017 compared to 50.9% of net sales for the nine months ended September 30, 2016 primarily due to $6.3 million of additional expense in the thirty-nine weeks ended September 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 partially offset by lower freight costs and product mix. SG&A expenses were $2.2 million higher in the thirty-nine weeks ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to $1.8 million of warehouse expense incurred in the first quarter of 2017 associated with starting operations of a West Coast hub which we expect to provide leverage and distribution efficiency. These costs are comprised primarily of rent, freight, and payroll and related costs. Additionally, we incurred outside storage charges in the thirty-nine weeks ended September 30, 2017 as we begin to exit certain off-site warehouses. Depreciation expense was $0.9 million higher in the United States segment in the thirty-nine weeks ended September 30, 2017 due to capital expenditures for key and engraving machines and software related to our ERP system offset by certain assets becoming fully depreciated. In the thirty-nine weeks ended September 30, 2017, we recorded a gain of $1.0 million on the mark to market adjustments on the interest rate swaps. In the nine months ended September 30, 2016 we recorded losses of $0.2 million on the mark to market adjustments on the interest rate swaps.

Income from operations in our Canada segment increased by $0.3 million in the thirty-nine weeks ended September 30, 2017 to $3.1 million as compared to $2.8 million in the nine months ended September 30, 2016. The increase was primarily due to increased sales and improved product margin driven by price increases implemented in 2016 offset by higher SG&A costs related to restructuring charges in the thirty-nine weeks ended September 30, 2017.

In the nine months ended September 30, 2016, we decided to exit the Australia market following the loss of a key customer and recorded charges of $832 in the All Other segment related to the write-off of inventory and other assets in the nine months ended September 30, 2016.

Income Taxes

In the thirteen weeks ended September 30, 2017, we recorded an income tax benefit of $0.5 million on pre-tax loss of $1.9 million. In the thirty-nine weeks ended September 30, 2017, we recorded an income tax benefit of $4.8 million on pre-tax loss of $11.5 million.The effective income tax rates were 28.9% and 41.2% for the thirteen and thirty-nine weeks ended September 30, 2017.

In the three months ended September 30, 2016, we recorded an income tax provision of $479 thousand on a pre-tax income of $42 thousand. In the nine months ended September 30, 2016, we recorded an income tax benefit of $2.5 million on a pre-tax loss of $9.0 million. The effective income tax rates were 1,140.5% and 27.4% for the three and nine months ended September 30, 2016.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 due in part to a tax benefit recorded from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and thirty-nine weeks ended September 30, 2017 were due to state and foreign income taxes.

The effective income tax rate differed from the federal statutory tax rate in the three months ended September 30, 2016 primarily due to certain non-deductible expenses for tax in relationship to the income reported for the third quarter financial statements. In addition, due to the cumulative loss recognized in previous years and in the current year in Australia, any tax benefit recorded is offset by the valuation allowance recorded against the subsidiary's loss. While the tax benefit is offset by the valuation allowance, the loss decreases total income utilized in calculating the effective rate during the three months ended September 30, 2016. The difference between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2016 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three and nine months ended September 30, 2016 was also affected by the benefit recorded to reconcile the 2015 income tax return as filed to the tax provision recorded for financial statement purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2016 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirty-nine weeks ended September 30, 2017 and nine months ended September 30, 2016 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the thirty-nine weeks ended September 30, 2017 was $53.4 million as compared to $55.6 million in the comparable prior year period. Operating cash flows for the thirty-nine weeks ended September 30, 2017 were unfavorably impacted by an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable associated with inventory purchases. Operating cash flows for the nine months ended September 30, 2016 were favorably impacted by a reduction in inventory related to our focus on improving net working capital.

Net cash used by investing activities was $37.4 million and $29.4 million for the thirty-nine weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.

Net cash used by financing activities was $4.2 million for the thirty-nine weeks ended September 30, 2017. We used cash to pay $4.1 million in principal payments on the senior term loan under the Senior Facilities.

Net cash used by financing activities was $32.3 million for the nine months ended September 30, 2016. The borrowings on revolving credit loans provided $16.0 million. We used cash to pay $4.1 million in principal payments on the senior term loan under the Senior Facilities, $44.0 million in payments on the revolving credit loans, and $0.2 million in principal payments under capitalized lease obligations.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $219.4 million as of September 30, 2017 represents an increase of $5.2 million from the December 31, 2016 level of $214.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Debt Covenants

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times the last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35.0% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of September 30, 2017, the total revolving credit commitment of the Company was 9.1% utilized and the senior secured leverage ratio covenant was not in effect.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2017, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 30, 2017, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.0 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $142.1 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 30, 2017. The foreign subsidiaries net tangible assets were $69.3 million and the net intangible assets were $72.8 million as of September 30, 2017.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 9 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2017, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Mine Safety Disclosures.
Not Applicable
Item 5. – Other Information.
Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 *	Supplemental Financial Information for The Hillman Companies, Inc.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 13, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2017 and the three and nine months ended September 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2017 and the nine months ended September 30, 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 13, 2017