Form 10-K
period 2017-12-30
HILLMAN COMPANIES INC
filed 2018-03-21
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On March 21, 2018, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2017 was $143,824,388.

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
All forward-looking statements attributable to the Company, as defined herein, or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this annual report might not occur or might be materially different from those discussed.
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $838.4 million in 2017. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
For fiscal year 2017, we have changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of our quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53 week fiscal year will occur in fiscal year 2022. We have made the fiscal year change on a prospective basis and have not adjusted operating results for prior periods. The change does not materially impact the comparability of quarters or year ended 2017 to the quarters or years ended 2016 or 2015. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.
On November 8, 2017, we entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, we paid a cash purchase price of $47.2 million. The ST Fastening Systems business is included in our United States operating segment.

Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
Hillman Group
We are organized as three separate business segments, the largest of which is (1) Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., and (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V.
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
We market and distribute approximately 120,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. We function as a category manager for retailers and support these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. We complement our broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. We regularly refresh retailers' displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.
We operate from 22 strategically located distribution centers in the United States, Canada, and Mexico. Our main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We utilize third-party logistics providers to warehouse and ship customer orders in the U.S.and Mexico.
We also design, manufacture, and market industry-leading identification and duplication equipment for home, office, automotive, and specialty keys. In 2000, we revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided the ability to accurately identify and duplicate a key to store associates with little or no experience. In 2007, we upgraded our key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. In 2011, we introduced the innovative FastKey™ consumer-operated key duplication system which utilizes technology from the Precision Laser Key System™. In 2016, we delivered our most innovative and effective key duplication equipment with the introduction of KeyKrafter™. The KeyKrafter™ provides significant reduction in duplication time while increasing accuracy and ease of use. Through our creative use of technology and efficient use of inventory management systems, the sale of our products have proven to be a profitable revenue source for big box retailers. As of December 30, 2017, our duplication systems are in service in over 17,000 retail locations and are supported by our sales and service representatives.
In addition, we supply a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. As of December 30, 2017, over 7,000 of our engraving systems are in service in retail locations which are also supported by our sales and service representatives.
Products and Suppliers
Our product strategy concentrates on providing total project solutions for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 4.4% of the Company's annual purchases and the top five of which accounted for approximately 18.1% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners and Wall Hanging
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
We keep the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of our recent offerings include an expansion of Hillman's WeatherMaxx™ stainless steel fasteners. We believe that the fast-growing category provides consumers with value and performance in exterior applications and incremental margins for retailers. WeatherMaxx™ features a variety of packaging options to assist consumers to find the right quantity for large or small projects. In addition, the Tite-Series marks our expansion into the fast growing construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping, and gutter repair. We believe that the Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads, and reduced torque requirements. The program also features an innovative new merchandising format which we believe allows retailers to increase holding power while displaying products in a neat and organized system.
In 2015, we continued to expand a new line of hand driven nails, deck screws, and drywall screws. The new program features a comprehensive offering for DIYers and professional contractors across a good, better, best value platform. The program is marketed under the prominent Hillman brand and introduces new categories: DeckPlus and PowerPro, allowing shoppers to choose their desired quality level. Our new offering was the result of extensive consumer research and contains proprietary performance features that we believe will positively influence end-users' purchase decision. The packaging and merchandising utilizes large product images, impactful graphics, and mounted product samples so that shoppers can easily navigate the display and locate items quickly.
In the fourth quarter of 2017, we launched an innovative new category within our premium brand named PowerPro One. PowerPro One features proprietary design elements which allow the screw to be used among a variety of materials. The PowerPro One satisfies a unique market position as “The One Screw You’ll Ever Need” by providing superior performance in wood, metal, concrete and drywall substrates.
Our mass merchant fastener program targets consumers visiting mass merchants, grocery, and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIYer and solutions to common home improvement projects. The program utilizes our proven packaging and merchandising best practices that simplify consumers' shopping experience. We believe that this line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores.
In 2017, Hillman launched High & Mighty an innovative series of tool-free wall hangers, decorative hooks, key and hook rails and floating shelves all designed to eliminate “hangxiety” and revolutionize the way consumers express their personal style through hanging home décor. High & Mighty was innovated with DIYers and décor enthusiasts in mind, creating simple solutions to empower them to decorate and personalize their homes in minutes. Eliminating the barrier between inspiration and installation, the new series makes wall décor design accessible, easy and fun in three simple steps: Place. Push. Hang. There is no longer a need for hammers, screws, anchors or nails when consumers are looking for a quick and secure decorating or organizing solution.

On November 8, 2017, we entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. ST Fastening Systems added $5.9 million in revenue for the year ended December 30, 2017.
Fasteners generated approximately 65.4% of our total revenues in 2017, as compared to 64.6% in 2016 and 63.4% in 2015.
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

We market multiple separate key duplication systems. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the F&I hardware retailers with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 9,000 Axxess Programs placed in North American retailers including Home Depot, Lowe's, and Walmart.
Our Precision Laser Key System™ system uses a digital optical camera, lasers, and proprietary software to scan a customer's key. The system identifies the key and retrieves the key's specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. We have placed approximately 2,900 of these key duplicating systems in North American retailers, and we believe that we are well-positioned to capitalize on this technology.
Our innovative FastKey™ consumer-operated key duplication system utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office, and small lock keys. The FastKey™ system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment, and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey™ system receive a ‘service slip' identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey™ system has demonstrated the ability to increase overall key sales at the retail store level.
In 2016, we delivered our most innovative and effective key duplication equipment with the introduction of KeyKrafter™. The KeyKrafter™ provides significant reduction in duplication time while increasing accuracy and ease of use. There are over 2,500 KeyKrafter™ Programs placed in North American retailers.
We also market keys and key accessories in conjunction with our duplication systems. Our proprietary key offering features the universal blank which uses a "universal" keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. We continually refresh the retailer's key offering by introducing decorated and licensed keys and accessories. Our Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, and M&M's to increase the purchase frequency and average transaction value per key. We also market a successful line of decorative and licensed lanyards.
Keys and key accessories represented approximately 14.0% of our total revenues in 2017, as compared to 14.4% in 2016 and 15.1% in 2015.
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
Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments, and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom-engrave tags and generates attractive margins for the retailer. We have over 2,600 Quick-Tag™ machines in service in retail outlets throughout North America. In addition to placements in retail outlets, we have placed machines inside theme parks such as Disney, Sea World, and Universal Studios.
Our FIDO™ system integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine's mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. We have placed approximately 3,500 FIDO™ systems in PETCO stores as of December 30, 2017.
The innovative TagWorks engraving system features patented technology, a unique product portfolio, and attractive off-board merchandising. The TagWorks system utilizes laser printing technology and allows consumers to watch the engraving process. The off-board merchandising allows premium-priced tags to be displayed in store-front locations and is effective at increasing the average price per transaction.
We design, manufacture, and assemble the engraving equipment in our Tempe, Arizona facility. Engraving products represented approximately 6.6% of our total revenues in 2017, 2016, and 2015.
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
The LNS category represented approximately 4.7% of our total revenues in 2017 and 2016 and 4.9% in 2015.
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
Threaded rod generated approximately 4.4% of our total revenues in 2017, as compared to 4.5% in 2016 and 4.6% in 2015.
Builder's Hardware
The builder's hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware.
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
Hillman’s innovation efforts resulted in several new products in 2017. The Company launched a new line of decorative, interior hanging-door hardware targeting a growing trend in the upscale marketplace. Hillman’s line of hanging hardware offers a do-it-yourself installation solution for those who want the look of a rustic, sliding barn door for interior entryway applications. Hillman also launched an innovative adjustable barrel bolt branded, Adjust-a-Lock to provide a premium solution to a variety of interior and exterior projects.
As of December 30, 2017, the Hardware Essentials™ line was placed in over 3,600 retail locations and generated approximately 4.3% of our total revenues in 2017, as compared to 4.6% in 2016 and 2015.
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
We sell our products to a large volume of customers, the top three of which accounted for approximately $383.7 million, or approximately 46%, of our total revenue in 2017. For the year ended December 30, 2017, Lowe's was the single largest customer, representing approximately $176.6 million of our total revenues, Home Depot was the second largest at approximately $140.2 million, and Walmart was the third largest at approximately $66.9 million of our total revenue. No other customer accounted for more than 5.0% of total revenue in 2017. In each of the years ended December 30, 2017 and December 31, 2016 and 2015, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in the following segments: United States, Canada, and Mexico.
In 2017, Hillman launched its first B2B eCommerce platform to a select number of customers. During this beta test, the Company confirmed the ordering functionality and distribution capability for online ordering through the Company’s website, www.hillmangroup.com. In 2018, Hillman’s eCommerce platform will expand to include all customers and all channels of distribution.
The Company continued to expand our fastener presence beyond retailers' ‘brick and mortar' locations by supporting the e-commerce segment. We supported e-commerce requests and now have over 25,000 items available for sale on retailers' websites. We supported direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites. Consumers can visit the retailer's website, select their desired fasteners, pay by credit card, and pick up their order at the retailer's store or choose to have the order shipped to the address of the consumer's choice. We continued to support retailers' requests to expand their on-line offerings in 2017.
Our telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. We are also pursuing new business internationally in such places as Canada, Mexico, Central America, and the Caribbean. See Note 18 - Segment Reporting and Geographic Information, of Notes to Consolidated Financial Statements.
Sales and Marketing
We provide product support and customer service for our retail distribution partners. We believe that our competitive advantage is in our ability to provide a greater level of customer service than our competitors.
Service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 527 employees and 51 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 213 employees and is managed by 21 field managers, focuses on the F&I customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks.
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
Insurance Arrangements
Under our current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. We retain the exposure on certain expected losses related to workers' compensation, general liability, and automobile claims. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 14 - Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 30, 2017, we had 3,482 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $10.4 million as of December 30, 2017 and approximately $9.0 million as of December 31, 2016. We expect to realize the entire December 30, 2017 backlog during 2018.
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
In addition, our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to those reports, are available free of charge on our website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the Commission. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to incorporate the contents of the website into this report.
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
Our business is impacted by general economic conditions in North American and other international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. The current and future economic conditions in the U.S. and internationally, including, without limitation, the level of consumer debt, higher interest rates, and the ability of our customers to obtain credit, may cause a continued or further decline in business and consumer spending.
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
Our three largest customers constituted approximately $383.7 million of net sales and $21.3 million of the year-end accounts receivable balance for 2017. Each of these customers is a big box chain store. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on our business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business.
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
Exposure to foreign currency risk exists because we, through our global operations, enter into transactions and make investments denominated in multiple currencies. Our predominant exposures are in Canadian, Mexican, and Asian currencies, including the Chinese Yuan (“CNY”). In preparing our consolidated financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, our earnings could be negatively impacted. We do not make a practice of hedging our non-U.S. dollar earnings.
We source many products from China and other Asian countries for resale in other regions. To the extent that the CNY or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The CNY appreciated against the U.S. dollar by 6.3% in 2017, and depreciated by 7.2% in 2016 and 4.4% in 2015. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profit ability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.
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
A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Latin America, and the Caribbean. Because we sell our products and services outside the United States, our business is subject to risks associated with doing business internationally, which include:

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
We import large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. We could be subject to the assessment of additional duties and interest if we or our suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. We sourced products under review from vendors in China and Taiwan during the periods currently open for review, and it is at least reasonably possible that we may be subject to additional duties pending the results of the review. We accrue for the duty expense once it is determined to be probable and the amount can be reasonably estimated. In the year ended December 30, 2017, we recorded expense of $6.3 million for anti-dumping duties, which is included in Cost of Goods Sold in the Consolidated Statement of Comprehensive Income (Loss) (see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
In addition, the countries from which our products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs, or other restrictions on their exports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.
If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. However, it is not always possible to replace a vendor on short notice without disruption in our operations which may require more costly expedited transportation expense, and replacement of a major vendor is often at higher prices.
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
Acquisitions have formed a significant part of our growth strategy in the past and may continue to do so. If we are unable to identify suitable acquisition candidates, successfully integrate an acquired business, or obtain financing needed to complete an acquisition, our growth strategy may not succeed.
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

We have $620.5 million of goodwill and $85.8 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 30, 2017. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.
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
In addition, we are in the process of expanding our enterprise resource planning (“ERP”) system to improve our business capabilities. Although it is not anticipated, any disruptions, delays, or deficiencies in the design and/or implementation of the ERP system, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, and financial condition.
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
We have a significant amount of indebtedness. On December 30, 2017, total indebtedness was $989.4 million, consisting of $108.7 million of indebtedness of Hillman and $880.7 million of indebtedness of Hillman Group.
Our substantial indebtedness could have important consequences. For example, it could:

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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $44.0 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed senior secured net leverage requirement is 6.50x as of December 30, 2017. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

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
Restrictions imposed by the indenture governing the 6.375% Senior Notes, and by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
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
Item 1B - Unresolved Staff Comments.
None.
Item 2 – Properties.
As of December 30, 2017, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas (1)	166,000	Distribution
Fairfield, Ohio	81,000	Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Lewisville, Texas (1)	81,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Rialto, California	402,000	Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
Springdale, OH	28,000	Mfg., Distribution
Tyler, Texas (2)	202,000	Office, Mfg., Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	41,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	26,000	Manufacturing
Mississauga, Ontario	25,000	Distribution
Moncton, New Brunswick	16,000	Distribution
Pickering, Ontario	301,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Winnipeg, Manitoba	42,000	Distribution
Mexico
Monterrey	13,000	Distribution

(1)	The Company is moving from 81,000 square feet of space in a facility in Lewisville, Texas to a larger 166,000 square foot facility in Dallas, Texas. We expect to be fully moved in fiscal year 2018.

(2)
The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.

All of the Company's facilities are leased, with the exception of one distribution facility located in Scarborough, Ontario. In the opinion of the Company's management, the Company's existing facilities are in good condition.
Item 3 – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 14 - Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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

2017	High	Low
First Quarter	$34.00	$32.00
Second Quarter	34.75	33.17
Third Quarter	36.95	32.26
Fourth Quarter	34.90	33.55
2016	High	Low
First Quarter	$31.94	$30.03
Second Quarter	33.50	31.31
Third Quarter	34.74	32.47
Fourth Quarter	33.58	32.30
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 6, 2018, there were 325 holders of Trust Preferred Securities. As of March 21, 2018, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 21, 2018, our total number of shares of common stock outstanding was 5,000, held by one stockholder.
Distributions
We pay interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 30, 2017 and December 31, 2016, we paid $12.2 million per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, we are required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2017 or 2016.
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
Unregistered Sales of Equity Securities
We made no sales of our equity securities during the year ended December 30, 2017.
Issuer Purchases of Equity Securities
We made no repurchases of our equity securities during the year ended December 30, 2017.

Item 6 – Selected Financial Data.
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
The following table sets forth selected consolidated financial data of the Predecessor for the six months ended June 29, 2014, as of and for the year ended December 31, 2013; and consolidated financial data of the Successor as of and for the six months ended December 31, 2014 and for the years ended December 31, 2015 and 2016, and December 30, 2017.

	Successor				Predecessor
(dollars in thousands)	Year Ended 12/30/17	Year Ended 12/31/16	Year Ended 12/31/15	Period from 6/30/2014 Through 12/31/14	Six Months Ended 6/29/14	Year Ended 12/31/13
Income Statement Data:
Net sales	$838,368	$814,908	$786,911	$377,292	$357,377	$701,641
Cost of Sales (exclusive of depreciation and amortization)	455,717	438,418	436,004	193,221	183,342	359,326
Acquisition and integration expense (1)	—	—	257	22,719	31,681	8,638
Income (loss) from operations	36,985	41,515	27,398	8,241	(39,388)	56,441
Net income (loss)	58,648	(14,206)	(23,083)	(18,937)	(44,526)	(1,148)
Balance Sheet Data:
Total assets	$1,799,217	$1,781,636	$1,844,999	$1,880,230	N/A	$1,255,465
Long-term debt & capital lease obligations (2) (3)	550,685	536,572	570,277	547,857	N/A	385,955
11.6% Junior Subordinated Debentures	108,704	108,704	108,704	108,704	N/A	108,704
6.375% Senior Notes (3)	330,000	330,000	330,000	330,000	N/A	—
10.875% Senior Notes (3)	—	—	—	—	N/A	265,000

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and previous significant acquisitions.

(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.

(3)
In connection with the Merger Transaction, the Company made changes to the debt structure. Prior to the Merger Transaction, we were party to a Senior Credit Agreement consisting of a $30 million revolving credit line and a $384.4 million term loan. Additionally, prior to the Merger Transaction, we had issued $265 million in 10.875% Senior Notes. In connection with the Merger Transaction both the Senior Credit agreement and 10.875% Senior notes were repaid and terminated. In connection with the Merger Transaction, we closed on a $620 million senior secured credit facility, consisting of a $550 million term loan and a $70 million revolver. Additionally, concurrent with the consummation of the Merger Transaction, we issued $330 million in 6.375% Senior Notes. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on our current debt.

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
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $838.4 million in 2017. We sell our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 4.4% in 2015, by 7.2% in 2016, and decreased by 6.3% during the year ended December 30, 2017. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.8% in 2015, declined by 1.2% in 2016, and declined by 8.5% during the year ended December 30, 2017.
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
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 19.3% in 2015, decreased by 3.0% in 2016, and decreased by 6.6% in 2017. In response, we implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Product Revenues
The following is revenue based on products for our significant product categories:

(dollars in thousands)	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net sales
Keys and key accessories	$117,013	$117,167	$118,445
Engraving	55,391	53,477	51,694
Letters, numbers and signs	39,678	38,660	38,822
Fasteners and wall hanging	548,101	526,423	498,935
Threaded rod	36,887	36,690	36,230
Builders hardware	36,265	37,864	36,501
Other	5,033	4,627	6,284
Consolidated net sales	$838,368	$814,908	$786,911

Results of Operations
Results of operations for the years ended December 30, 2017 and December 31, 2016:

	Year Ended December 30, 2017		Year Ended December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$838,368	100.0%	$814,908	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	455,717	54.4%	438,418	53.8%
Selling, general and administrative expenses	274,044	32.7%	265,241	32.5%
Depreciation	34,016	4.1%	32,245	4.0%
Amortization	38,109	4.5%	37,905	4.7%
Management fees to related party	519	0.1%	550	0.1%
Other expense (income), net	(1,022)	(0.1)%	(966)	(0.1)%
Income from operations	36,985	4.4%	41,515	5.1%
Interest expense, net of investment income	63,248	7.5%	63,411	7.8%
Loss before income taxes	(26,263)	(3.1)%	(21,896)	(2.7)%
Income tax benefit	(84,911)	(10.1)%	(7,690)	(0.9)%
Net income (loss)	$58,648	7.0%	$(14,206)	(1.7)%
Year Ended December 30, 2017 vs December 31, 2016
Net Sales
Net sales for the year ended December 30, 2017 were $838.4 million, or $3.31 million per shipping day, compared to net sales of $814.9 million, or $3.22 million per shipping day for the year ended December 31, 2016, an increase of approximately $23.5 million. The increase from prior year was primarily driven by volume growth with big box retailers of $8.2 million, growth in our Canada segment of $7.5 million, and the acquisition of ST Fastening Systems which added $5.9 million in net sales. Additionally, our commercial industrial sales increased $2.9 million due to higher hurricane related demand in 2017.
Cost of Sales
Our cost of sales was $455.7 million, or 54.4% of net sales, for the year ended December 30, 2017, an increase of $17.3 million compared to $438.4 million, or 53.8% of net sales, for the year ended December 31, 2016. The increase of 0.6% in cost of sales, expressed as a percent of net sales, in 2017 compared to 2016 was primarily due to $6.3 million of additional expense in the year ended December 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 (see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
Expenses
Operating expenses and other income (expenses) were $10.7 million higher for the year ended December 30, 2017 compared to the year ended December 31, 2016. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $119.9 million in the year ended December 30, 2017, an increase of $3.1 million compared to $116.8 million for the year ended December 31, 2016. The increase in selling expense was primarily due the launch of our new product line, High & Mighty, an innovative series of tool-free wall hangers, decorative hooks, key and hook rails, and floating shelves.

•
Warehouse and delivery expenses were $110.8 million for the year ended December 30, 2017, an increase of $5.7 million compared to warehouse and delivery expenses of $105.1 million for the year ended December 31, 2016. We incurred approximately $5.4 million of additional warehouse expense in 2017 associated with the operations of a new hub facility located on the U.S. West Coast, which became operational at the end of the first quarter of 2017. The remaining increase was driven by the unfavorable conversion of local currency to the U.S. dollar for our Canadian operations.

•	General and administrative (“G&A”) expenses of $43.4 million in the year ended December 30, 2017 was consistent with $43.3 million in the year ended December 31, 2016.

•
Depreciation expense was $34.0 million in the year ended December 30, 2017 compared to $32.2 million in the year ended December 31, 2016. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to our ERP system.

•
Amortization expense of $38.1 million in the year ended December 30, 2017 was higher than the amortization expense of $37.9 million in the year ended December 31, 2016 due to the amortization of intangible assets acquired as part of the ST Fastening Systems acquisition in 2017. See Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information.

•	Other income of $1.0 million for the year ended December 30, 2017 was consistent with other income for the year ended December 31, 2016.
Interest expense, net, of $63.2 million for the year ended December 30, 2017 was consistent with $63.4 million for the year ended December 31, 2016.
Results of Operations
Results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$814,908	100.0%	$786,911	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	438,418	53.8%	436,004	55.4%
Selling, general and administrative expenses	265,241	32.5%	252,327	32.1%
Depreciation	32,245	4.0%	29,027	3.7%
Amortization	37,905	4.7%	38,003	4.8%
Management fees to related party	550	0.1%	630	0.1%
Other expense (income), net	(966)	(0.1)%	3,522	0.4%
Income (loss) from operations	41,515	5.1%	27,398	3.5%
Interest expense, net of investment income	63,411	7.8%	62,815	8.0%
Loss before income taxes	(21,896)	(2.7)%	(35,417)	(4.5)%
Income tax benefit	(7,690)	(0.9)%	(12,334)	(1.6)%
Net loss	$(14,206)	(1.7)%	$(23,083)	(2.9)%
Year Ended December 31, 2016 vs Year Ended December 31, 2015
Net Sales
Net sales for the year ended December 31, 2016 were $814.9 million, or $3.22 million per shipping day, compared to net sales of $786.9 million, or $3.11 million per shipping day for the year ended December 31, 2015. The sales per shipping day for 2016 was approximately 3.6% higher than the sales per shipping day in 2015. The primary contributor for the higher sales during 2016 was $17.1 million in higher sales to big box retailers driven by the completion of a construction fastener products (“CFP”) product line rollout in 2015, $11.0 million in higher sales to traditional and regional hardware stores driven by new stores, and $5.2 million from an automotive fastener rollout in 2016. These increases were partially offset by a $3.0 million decrease in sales in Canada due to currency exchange rates and softening demand in the retail and industrial markets.
Cost of Sales
Our cost of sales was $438.4 million, or 53.8% of net sales, for the year ended December 31, 2016, an increase of $2.4 million compared to $436.0 million, or 55.4% of net sales, for the year ended December 31, 2015. The decrease of 1.6% in cost of sales, expressed as a percent of net sales, in 2016 compared to 2015 was due primarily to the $15.0 million reduction in air freight costs, domestic sourcing, and other costs associated with the introduction of the new CFP line in the prior year.

Expenses
Operating expenses and other income (expenses) were $11.5 million higher for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $116.8 million in the year ended December 31, 2016, an increase of $6.5 million compared to $110.3 million for the year ended December 31, 2015. The increase in selling expense was primarily due to $7.4 million increase in compensation and benefits expense to accommodate sales growth with big box retail and traditional customers that was partially offset by a decrease in expenses associated with new product and customer rollouts.

•
Warehouse and delivery expenses were $105.1 million for the year ended December 31, 2016, an increase of $5.5 million compared to warehouse and delivery expenses of $99.6 million for the year ended December 31, 2015. The increase in warehouse and delivery expenses was primarily due to $3.0 million increase in compensation and benefits expense, $1.2 million increase in storage to accommodate sales growth with big box retail and traditional customers, and $0.6 million increase in freight. Additionally, we incurred approximately $1.1 million of warehouse expense in 2016 associated with the opening of hub facility located on the U.S. West Coast.

•
G&A expenses were $43.3 million in the year ended December 31, 2016, an increase of $0.8 million compared to $42.5 million in the year ended December 31, 2015. The increase was primarily due to $4.0 million in higher compensation and benefits, $1.2 million in higher legal fees in 2016 related to our lawsuit against Minute Key Inc. (see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). These increases were partially offset by a $5.5 million decrease in consulting expense as compared to the year ended December 31, 2015.

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

Interest expense, net, was $63.4 million for the year ended December 31, 2016 compared to $62.8 million in the year ended December 31, 2015. The increase in interest expense was the result of the variable component of our interest rate swaps which started on October 1, 2015 (see Note 12 - Derivatives and Hedging of the Notes to Consolidated Financial Statements for additional information).
Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Segment Revenues
United States	$693,599	$677,526	$645,658
Canada	137,800	130,255	133,152
Other	6,969	7,127	8,101
Total revenues	$838,368	$814,908	$786,911
Segment Income (Loss) from Operations
United States	$32,583	$42,148	$33,438
Canada	2,881	932	(5,436)
Other	1,521	(1,565)	(604)
Total income from operations	$36,985	$41,515	$27,398

Year Ended December 30, 2017 vs December 31, 2016
Net Sales
Net sales for the year ended December 30, 2017 increased $23.5 million compared to the net sales for the year ended December 31, 2016. Net sales for our United States operating segment increased by $16.1 million from the prior year primarily driven by $8.2 million of volume growth with big box retailers and the acquisition of ST Fastening Systems which added $5.9 million in net sales. Additionally, our U.S. commercial industrial sales increased $2.9 million due to higher hurricane related demand in 2017.
Net sales for our Canada operating segment increased by $7.5 million. The increase was due to $5.3 million in retail volume and $2.2 million from the favorable impact of conversion of the local currency to U.S. dollars. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Income (loss) from Operations

Income from operations for the year ended December 30, 2017 decreased $4.5 million compared to the year ended December 31, 2016.

Income from operations of our United States segment decreased by approximately $9.5 million in the year ended December 30, 2017 to $32.6 million from $42.1 million in the year ended December 31, 2016.  The decrease was the result of higher cost of goods sold as a percentage of net sales, higher SG&A costs, and higher depreciation expense that offset the increase in net sales. Our cost of goods sold was 52.0% of net sales for the year ended December 30, 2017 compared to 51.1% of net sales for the year ended December 31, 2016 primarily due to $6.3 million of additional expense in the year ended December 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 (see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). SG&A expenses were $8.5 million higher in the year ended December 30, 2017 compared to the year ended December 31, 2016 primarily due to $5.4 million in higher warehousing costs for expenses associated with our new hub facility located on the West Coast. Selling expense increased $3.2 million primarily due to costs associated with the launch of our new product line, High & Mighty, an innovative series of tool-free wall hangers, decorative hooks, key and hook rails, and floating shelves. Depreciation expense was $1.3 million higher in the United States segment in the year ended December 30, 2017 due to capital expenditures for key and engraving machines and software related to our ERP system partially offset by certain assets becoming fully depreciated.

Income from operations of our Canada segment increased by $2.0 million in the year ended December 30, 2017 to $2.9 million as compared to $0.9 million in the year ended December 31, 2016. The increase was due to higher sales and a decrease in cost of goods sold as a percentage of sales that was partially offset by higher SG&A expense related to restructuring charges in the year ended December 30, 2017. Cost of goods sold as a percentage of sales was 65.8% in the year ended December 30, 2017 as compared to 66.4% in the year ended December 31, 2016 due to change in product mix.

In the year ended December 31, 2016, we decided to exit the Australia market following the withdrawal from Australia of a key customer and we recorded charges of $1.0 million in the Other segment related to the write-off of inventory and other assets. In the year ended December 30, 2017, we fully liquidated our Australian subsidiary and reclassified the cumulative translation adjustment to income. The $0.6 million cumulative translation adjustment gain was recorded as Other Income on the Consolidated Statement of Comprehensive Income (Loss).
Year Ended December 31, 2016 vs Year Ended December 31, 2015
Net Sales
Net sales for the year ended December 31, 2016 increased $28.0 million compared to the net sales for the year ended December 31, 2015. Net sales for our United States operating segment increased by $31.9 million. The increase was due to $17.1 million in higher sales to our big box retail customers on higher demand and the completion of the new CFP product line rollout in 2015, $11.0 million in higher sales to traditional and regional hardware stores driven by new stores, and $5.2 million from an automotive fastener rollout in 2016. Net sales for our Canada operating segment decreased by $2.9 million due to the impact of unfavorable conversion of their local currency to U.S. dollars. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.

Income (loss) from Operations

Income from operations for the year ended December 31, 2016 increased $14.1 million compared to the year ended December 31, 2015.

Income from operations of our United States segment increased by approximately $8.7 million in the year ended December 31, 2016 to $42.1 million as compared to $33.4 million in the year ended December 31, 2015. In addition to the sales increase discussed above, cost of sales expressed as a percentage of net sales decreased from 52.7% in 2015 to 51.1% in 2016 due to reduced costs driven by our strategic sourcing initiatives and lower air freight costs, domestic sourcing, and other costs associated with the introduction of the new CFP line in the prior year. The improvements in sales and cost of sales were partially offset by increases in selling costs of $8.1 million and warehouse and delivery cost of $7.7 million associated with the higher sales volume and inflation. Depreciation expense increased $3.4 million due to the fixed asset additions of key and engraving machines and software related to our ERP system. General and administrative costs increased $0.6 million due to higher legal fees in 2016 related to our lawsuit against Minute Key Inc. (see Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). These increases were partially offset by a decrease in consulting expense as compared to the year ended December 31, 2015.

Income from operations of our Canada segment increased by $6.4 million in the year ended December 31, 2016 to $0.9 million as compared to a loss from operations of $5.4 million in the year ended December 31, 2015. Cost of sales expressed as a percentage of net sales decreased from 68.1% in 2015 to 66.4% in 2016 due to the implementation of price increases and customer mix that translated to $1.3 million improvement in gross margin compared to 2015 despite lower sales due to the unfavorable impact of currency conversion rates. Operating costs decreased $3.1 million primarily due to higher selling and warehousing costs in 2015 for a new customer roll out. Other income was $0.7 million in 2016 compared to other expense of $1.0 million primarily as a result of exchange rate gains in 2016 compared to losses in 2015.

In the year ended December 31, 2016, we decided to exit the Australia market following the withdrawal from Australia of a key customer and we recorded charges of $1.0 million in the Other segment related to the write-off of inventory and other assets.

Income Taxes
Year Ended December 30, 2017 vs December 31, 2016
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, among other things, a permanent corporate rate reduction to 21% requiring a remeasurement of the Company’s U.S. net deferred tax liabilities, a change in U.S. international taxation to a modified territorial system including a mandatory deemed repatriation on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows registrants to record provisional amounts during a one year "measurement period". However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

There are provisions of the 2017 Tax Act that are effective in 2018 which may impact income taxes in future years including: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or GILTI). The Company is reviewing the impact of these provisions and will make adjustments to income tax expense upon completion of the review.

In the year ended December 30, 2017, we recorded an income tax benefit of $84.9 million on a pre-tax loss of $26.3 million. The effective income tax rate was 323.3% for the year ended December 30, 2017. In the year ended December 31, 2016, we recorded an income tax benefit of $7.7 million on a pre-tax loss of $21.9 million. The effective income tax rate was 35.1% for the year ended December 31, 2016.

The effective income tax rate differed from the federal statutory tax rate in the year ended December 30, 2017 primarily due to the remeasurement of our net deferred tax liabilities required by the 2017 Tax Act. We recorded approximately $75 million of an income tax benefit as a result of the remeasurement. The remaining differences between the effective income tax rate and the federal statutory rate in the year ended December 30, 2017 were attributable to other provisions of the 2017 Tax Act and state and foreign income taxes.

Year Ended December 31, 2016 vs. December 31, 2015

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

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 30, 2017, December 31, 2016 and 2015 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash provided by operating activities for the year ended December 30, 2017 was approximately $82.9 million.  Operating cash flows for the year ended December 30, 2017 were favorably impacted by our focus on reducing net working capital which translated to improvements in accounts payable and other accrued liabilities. Net cash provided by operating activities for the year ended December 31, 2016 was approximately $77.5 million and was favorably impacted by our focus on reducing net working capital which translated to improvements in accounts receivable and inventory. Net cash used for operating activities for the year ended December 31, 2015 was approximately $2.2 million and was unfavorably impacted by an increase in inventory of approximately $49.0 million related to the rollouts of the new CFP line and new customers in 2015.
Investing Activities
Net cash used for investing activities was $100.1 million, $41.4 million, and $26.0 million for the years ended December 30, 2017 and December 31, 2016 and 2015, respectively. Cash was used in all periods to invest in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada. Additionally, in the year ended December 30, 2017, we acquired ST Fastening Systems with a cash payment of $47.2 million (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information).
Financing Activities
Net cash provided by financing activities was $14.4 million for the year ended December 30, 2017. The borrowings on revolving credit loans provided $35.5 million. The Company used $16.0 million of cash for the repayment of revolving credit loans and $5.5 million for principal payments on the senior term loans.
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
Our working capital (current assets minus current liabilities) position of $191.0 million as of December 30, 2017 represents a decrease of $23.2 million from the December 31, 2016 level of $214.2 million.
Contractual Obligations
Our contractual obligations as of December 30, 2017 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$108,704	$—	$—	$—	$108,704
Interest on Jr Subordinated Debentures	119,256	12,231	24,463	24,463	58,099
Long Term Senior Term Loans	530,750	5,500	11,000	514,250	—
Bank Revolving Credit Facility	19,500	—	19,500	—	—
6.375% Senior Notes	330,000	—	—	330,000	—
KeyWorks License Agreement	1,159	375	712	72	—
Interest payments (2)	191,217	49,917	96,385	44,915	—
Operating Leases	72,426	13,854	21,105	16,200	21,267
Deferred Compensation Obligations	2,294	752	—	—	1,542
Capital Lease Obligations	435	206	210	19	—
Other Obligations	2,159	775	1,107	277	—
Uncertain Tax Position Liabilities	1,101	—	—	1,101	—
Total Contractual Cash Obligations (3)	$1,379,001	$83,610	$174,482	$931,297	$189,612

(1)	The Junior Subordinated Debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 5.19%, excluding the impact of interest rate swaps, as of December 30, 2017. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate and interest payments on Revolver borrowings were calculated using the adjusted interest rate of 6.75%.

(3)
All of the contractual obligations noted above are reflected on the Company's consolidated balance sheet as of December 30, 2017 except for the interest payments, purchase obligations, and operating leases.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Related Party Transactions
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of approximately $0.5 million for the years ended December 30, 2017 and December 31, 2016, respectively, and $0.6 million for the year ended December 31, 2015.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $0.5 million for the year ended December 30, 2017, $0.5 million for the year ended December 31, 2016, and $0.4 million for the year ended December 31, 2015. We recorded the purchase of Holdco stock from a former member of management of $0.5 million for the year ended December 31, 2015.

Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. We have recorded rental expense for the lease of this facility on an arm's length basis. Our rental expense for the lease of this facility was $0.4 million for the year ended December 30, 2017 and $0.3 million for the years ended December 31, 2016 and 2015, respectively.
The Company has three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities in Canada. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. We have recorded rental expense for the three leases on an arm's length basis. Rental expense for these facilities was $0.7 million for the year ended December 30, 2017 and $0.6 million for the years ended December 31, 2016 and 2015, respectively.
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
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive income (loss).
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
We will adopt a new revenue recognition standard effective the beginning of fiscal year 2018 that will supersede existing revenue recognition guidance. See Note 3 - Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements for additional information.
Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the weighted average cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 30, 2017, would have affected net earnings by approximately $1 million in fiscal 2017.
Goodwill:
We have adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If, after assessing the totality of events or circumstances, we determine that the fair value of a reporting unit is less than the carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Our annual impairment assessment is performed for the reporting units as of October 1. In 2017, 2016, and 2015, an independent appraiser assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessments in 2017, 2016, and 2015 indicated that the fair value of each reporting unit was in excess of its carrying value.
In 2017, 2016, and 2015 the fair value of each reporting unit except the United States reporting unit, was in excess of its carrying value by more than 10%. In 2017, 2016, and 2015, the fair value of United States reporting unit, exceeded its carrying value by approximately 4%, 5%, and 8%, respectively. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a potential impairment. The United States reporting unit had goodwill totaling $586.4 million at December 30, 2017.

Long-Lived Assets:
We evaluate our long-lived assets, including definite lived intangible assets, for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the year ended December 30, 2017, we recorded an impairment charge of $1.6 million related to the exit of a pilot program in our kiosk business in our U.S. operating segment. No impairment charges were recognized for long-lived assets in the years ended December 31, 2016 or 2015.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. For additional information, see Note 6 - Income Taxes, of the Notes to the Consolidated Financial Statements.
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
Based on our exposure to variable rate borrowings at December 30, 2017, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.2 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $132.4 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of December 30, 2017. The foreign subsidiaries net tangible assets were $61.1 million and the net intangible assets were $71.3 million as of December 30, 2017.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 12 - Derivatives and Hedging, of the Notes to the Consolidated Financial Statements.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 30, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
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

/s/ GREGORY J. GLUCHOWSKI, JR.		/s/ ROBERT O. KRAFT

Gregory J. Gluchowski, Jr.		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 21, 2018	Dated:	March 21, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Hillman Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of comprehensive income (loss), stockholder's equity, and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes and financial statement Schedule II – Valuation Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2010.
/s/ KPMG LLP
Cincinnati, Ohio
March 21, 2018

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,937	$14,106
Accounts receivable, net of allowances of $1,121 ($907 - 2016)	78,994	71,082
Inventories, net	219,479	220,893
Other current assets	11,850	13,086
Total current assets	320,260	319,167
Property and equipment, net of accumulated depreciation of $98,674 ($74,713 - 2016)	153,143	119,428
Goodwill	620,503	615,682
Other intangibles, net of accumulated amortization of $132,659 ($94,658 - 2016)	693,195	715,812
Other assets	12,116	11,547
Total assets	$1,799,217	$1,781,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,051	$61,906
Current portion of debt and capital lease obligations	5,706	5,643
Accrued expenses:
Salaries and wages	9,784	8,303
Pricing allowances	5,908	4,982
Income and other taxes	4,146	3,208
Interest	9,717	9,776
Other accrued expenses	19,911	11,146
Total current liabilities	129,223	104,964
Long-term debt	989,674	973,455
Deferred income taxes, net	145,728	237,312
Other non-current liabilities	7,189	7,979
Total liabilities	1,271,814	1,323,710

Commitments and Contingencies (Note 14)	—	—
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 30, 2017 and December 31, 2016	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	551,518	548,534
Retained earnings (accumulated deficit)	2,422	(56,226)
Accumulated other comprehensive loss	(26,537)	(34,382)
Total stockholder's equity	527,403	457,926
Total liabilities and stockholder's equity	$1,799,217	$1,781,636

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended 12/30/2017	Year Ended 12/31/2016	Year Ended 12/31/2015
Net sales	$838,368	$814,908	$786,911
Cost of sales (exclusive of depreciation and amortization shown separately below)	455,717	438,418	436,004
Selling, general and administrative expenses	274,044	265,241	252,327
Depreciation	34,016	32,245	29,027
Amortization	38,109	37,905	38,003
Management fees to related party	519	550	630
Other (income) expense	(1,022)	(966)	3,522
Income from operations	36,985	41,515	27,398
Interest expense, net	51,018	51,181	50,584
Interest expense on junior subordinated debentures	12,608	12,608	12,609
Investment income on trust common securities	(378)	(378)	(378)
Loss before income taxes	(26,263)	(21,896)	(35,417)
Income tax benefit	(84,911)	(7,690)	(12,334)
Net income (loss)	$58,648	$(14,206)	$(23,083)
Net income (loss) from above	$58,648	$(14,206)	$(23,083)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,845	808	(22,666)
Total other comprehensive income (loss)	7,845	808	(22,666)
Comprehensive income (loss)	$66,493	$(13,398)	$(45,749)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended 12/30/2017	Year Ended 12/31/2016	Year Ended 12/31/2015
Cash flows from operating activities:
Net income (loss)	$58,648	$(14,206)	$(23,083)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	72,125	70,150	67,030
(Gain) loss on dispositions of property and equipment	1,140	364	(405)
Impairment of long lived assets	1,569	—	—
Deferred income taxes	(85,874)	(8,076)	(13,216)
Deferred financing and original issue discount amortization	2,530	2,627	2,718
Stock-based compensation expense	2,484	2,280	1,290
(Gain) loss on disposition of Australia assets	(638)	1,047	—
Other non-cash interest and change in value of interest rate swap	(1,481)	(706)	1,629
Changes in operating items:
Accounts receivable	(2,777)	2,485	11,471
Inventories	13,800	23,668	(48,982)
Other assets	517	(2,697)	(1,956)
Accounts payable	9,305	(2,280)	1,013
Other accrued liabilities	11,562	2,931	907
Other items, net	—	(94)	(593)
Net cash provided by (used for) operating activities	82,910	77,493	(2,177)
Cash flows from investing activities:
Acquisition of business	(47,188)	—	—
Capital expenditures	(51,410)	(41,355)	(28,199)
Proceeds from sale of property and equipment	—	—	2,182
Other investing activities	(1,500)	—	—
Net cash used for investing activities	(100,098)	(41,355)	(26,017)
Cash flows from financing activities:
Repayments of senior term loans	(5,500)	(5,500)	(5,500)
Borrowings of revolving credit loans	35,500	16,000	55,000
Repayments of revolving credit loans	(16,000)	(44,000)	(27,000)
Principal payments under capitalized lease obligations	(124)	(215)	(158)
Repurchase Holdco stock from a former member of management	—	—	(540)
Proceeds from sale of Holdco stock	500	500	400
Net cash provided by (used for) financing activities	14,376	(33,215)	22,202
Effect of exchange rate changes on cash	(1,357)	(202)	(1,108)
Net increase (decrease) in cash and cash equivalents	(4,169)	2,721	(7,100)
Cash and cash equivalents at beginning of period	14,106	11,385	18,485
Cash and cash equivalents at end of period	$9,937	$14,106	$11,385

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$—	$544,604	$(18,937)	$(12,524)	$513,143
Net loss	—	—	(23,083)	—	(23,083)
Stock-based compensation	—	1,290	—	—	1,290
Purchase of Holdco shares from former member of management	—	(540)	—	—	(540)
Proceeds from sale of Holdco shares of stock	—	400	—	—	400
Change in cumulative foreign currency translation adjustment	—	—	—	(22,666)	(22,666)
Balance at December 31, 2015	$—	$545,754	$(42,020)	$(35,190)	$468,544
Net loss	—	—	(14,206)	—	(14,206)
Stock-based compensation	—	2,280	—	—	2,280
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	808	808
Balance at December 31, 2016	$—	$548,534	$(56,226)	$(34,382)	$457,926
Net income	—	—	58,648	—	58,648
Stock-based compensation	—	2,484	—	—	2,484
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	7,845	7,845
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403

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
The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”). Affiliates of CCMP Capital Advisors, LLC (“CCMP”) own 79.9% of Holdco's outstanding common stock, affiliates of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively “Oak Hill Funds”) own 16.8% of Holdco's outstanding common stock, and certain current and former members of management own 3.3% of Holdco's outstanding common stock.
For fiscal year 2017, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change does not materially impact the comparability of quarters or year ended 2017 to the quarters or years ended 2016 or 2015. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.
In 2017, the Company completed the integration of its All Points subsidiary into the rest of its United States business. After this transition, discrete financial information for the All Points business is no longer regularly reviewed by the Chief Operating Decision Maker. Accordingly, to align the operating segments with the current way management reviews information to make operating decisions, assess performance, and allocate resources, the results of the Company's All Points business are now reported in the United States operating segment. Additional information on the Company's reportable segments is presented at Note 18 - Segment Reporting and Geographic Information.
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties, pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, Hillman paid a cash purchase price of $47.2 million. The ST Fastening Systems business is included in the Company’s United States reportable segment. See Note 5 - Acquisitions for additional information.
Nature of Operations:
The Company is comprised of three separate business segments, the largest of which is (1) The Hillman Group, Inc. (“Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., and (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V. In prior years, the Company had operations in  Australia under the name The Hillman Group Australia Pty. Ltd. In the year ended December 31, 2016, the Company decided to exit the Australia market following the withdrawal from Australia of a key customer and recorded charges of $1.0 million related to the write-off of inventory and other assets. In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).
Hillman Group provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
2. Summary of Significant Accounting Policies:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $6,035 and $5,892 at December 30, 2017 and December 31, 2016, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. See Note 9 - Deferred Compensation Plan.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $1,121 and $907 as of December 30, 2017 and December 31, 2016, respectively.
In the years ended December 30, 2017 and December 31, 2016, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $214,527 and $200,643 for the years ended December 30, 2017 and December 31, 2016, respectively, and has included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $1,426 and $1,059 for the years ended December 30, 2017 and December 31, 2016, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the weighted average cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle.
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
Property and equipment, net, consists of the following at December 30, 2017 and December 31, 2016:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Estimated Useful Life
	(Years)	2017	2016
Land	n/a	$1,117	$1,044
Buildings	25	1,976	1,846
Leasehold improvements	3-13	6,530	5,429
Machinery and equipment	2-10	190,209	142,244
Computer equipment and software	3-5	41,345	34,156
Furniture and fixtures	8	1,671	1,427
Construction in process		8,969	7,995
Property and equipment, gross		251,817	194,141
Less: Accumulated depreciation		98,674	74,713
Property and equipment, net		$153,143	$119,428
Goodwill:
The Company has adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If, after assessing the totality of events or circumstances, we determine that the fair value of a reporting unit is less than the carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The Company’s annual impairment assessment is performed for its three reporting units as of October 1. An independent appraiser assessed the value of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2017, 2016, and 2015 indicated that the fair value of each reporting unit was in excess of its carrying value.
In 2017, 2016, and 2015, the fair value of each reporting unit except the United States was in excess of its carrying value by more than 10%. In 2017, 2016, and 2015, the fair value of United States reporting unit exceeded its carrying value by approximately 4%, 5%, and 8%, respectively. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a potential impairment.
No impairment charges were recorded in the years ended December 30, 2017, December 31, 2016, or December 31, 2015.
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at				Goodwill at
	December 31, 2016	Acquisitions(1)	Dispositions	Other(2)	December 30, 2017
United States	$583,780	$8,881	$—	$(6,224)	$586,437
Canada	28,377	—	—	1,995	30,372
Mexico	3,525	—	—	169	3,694
Total	$615,682	$8,881	$—	$(4,060)	$620,503

(1)	Goodwill acquired related to ST Fastening Systems. See Note 5 - Acquisitions for additional information.

(2)	The "Other" change to goodwill relate to adjustments resulting from fluctuations in foreign currency exchange rates and deferred taxes related to a previous acquisition.

Intangible Assets:

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
Other intangibles, net, as of December 30, 2017 and December 31, 2016 consist of the following:

	Estimated
	Useful Life (Years)	December 30, 2017	December 31, 2016
Customer relationships	13-20	$703,399	$687,642
Trademarks - All Others	Indefinite	85,759	85,294
Trademarks - TagWorks	5	300	300
Patents	7-12	31,941	32,796
KeyWorks license	7	4,455	4,438
Intangible assets, gross		825,854	810,470
Less: Accumulated amortization		132,659	94,658
Other intangibles, net		$693,195	$715,812
Estimated annual amortization expense for intangible assets subject to amortization at December 30, 2017 for the next five fiscal years is as follows:

Year Ended	Amortization Expense
2018	$38,892
2019	$38,862
2020	$38,832
2021	$38,513
2022	$38,195
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2017, 2016, or 2015 as a result of the quantitative annual impairment test.
Long-Lived Assets:
The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the year ended December 30, 2017, the Company recorded an impairment charge of $1.6 million related to the exit of a pilot program in the kiosk business in our U.S. operating segment. The charge was recorded to other income/expense recorded in the statement of comprehensive income. No impairment charges were recognized for long-lived assets in the years ended December 31, 2016 or 2015.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. See Note 6 - Income Taxes, for additional information.
In accordance with guidance regarding the accounting for uncertainty in income taxes, the Company recognizes a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the Company does not recognize the benefit of that position in its consolidated financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.
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
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan. The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
Hillman Canada sponsors a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Plan (“RRSP”) for all qualified, full-time employees, with at least three months of continuous service. DPSP is an employer-sponsored profit sharing plan registered as a trust with the Canada Revenue Agency (“CRA”). On a periodic basis, Hillman Canada shares business profits with employees by contributing to the DPSP on each employee's behalf. Employees do not contribute to the DPSP. There is no minimum required contribution; however, DPSPs are subject to maximum contribution limits set by the CRA. The DPSP is offered in conjunction with a RRSP. All eligible employees may contribute an additional voluntary amount of up to eight percent of the employee's gross earnings. Hillman Canada is required to match 100% of all employee contributions up to 2% of the employee's compensation. The assets of the RRSP are held separately from those of Hillman Canada in independently administered funds.
Retirement benefit costs were $2,222, $2,101, and $2,084 in the years ended December 30, 2017, December 31, 2016, and December 31, 2015, respectively.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive income (loss).
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company will adopt a new revenue recognition standard effective the beginning of fiscal year 2018 that will supersede existing revenue recognition guidance. See Note 3 - Recent Accounting Pronouncements for additional information.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company's consolidated statements of comprehensive income (loss).
Shipping and handling costs were $39,205, $36,283, and $35,795 in the years ended December 30, 2017, December 31, 2016, and December 31, 2015, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company's research and development costs were $2,216, $2,277, and $1,833 in the years ended December 30, 2017, December 31, 2016, and December 31, 2015, respectively.
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
Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in general and administrative expenses. The plan is more fully described in Note 11 - Stock Based Compensation.
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
Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. The change in fair value for instruments not qualifying for hedge accounting are recognized in the statement of comprehensive income or loss in the period of the change. See Note 12 - Derivatives and Hedging.
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
Use of Estimates in the Preparation of Financial Statements:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from these estimates.
Reclassifications:
Certain amounts in the prior year consolidated financial statements were reclassified to conform to the current year’s presentation. The reclassifications were primarily related to the reclassification of segment information and goodwill reporting units (see Note 18 - Segment Reporting and Geographic Information for additional information). There were other insignificant corrections made to the 2016 consolidated financial statements to correct the classification of expenses between cost of sales and selling, general and administrative expenses. Cost of sales and selling, general and administrative expenses have been adjusted to correct the classification of certain management salaries based on the results of an internal cost structure analysis. These reclassification had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.
3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09") which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 29, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or prospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Contracts with Customers. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief, and clarifies the scope and application of the new revenue standard and related cost guidance. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 are effective for the fiscal year ending December 29, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
The Company has performed a detailed review of its contract portfolio representative of the different businesses and compared historical accounting policies and practices to the new standard. The Company will adopt this ASU effective the beginning of fiscal year 2018 with a cumulative adjustment that will decrease retained earnings by approximately $7,900 rather than retrospectively adjusting prior periods. The cumulative adjustment will primarily relate to payments to customers. The Company will begin to recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The most significant impact the adoption of the new standard will have on the consolidated financial statements are the required financial statement disclosures.The Company's sales arrangements with customers are short term in nature and generally provide for transfer of control and revenue recognition at the time of product delivery.  The Company has identified two performance obligations for its keys and engraving revenue, the delivered products and access to the cutting/engraving machines.  The Company has determined that both performance obligations are satisfied at the delivery of the products, and there is no impact to the timing of revenue recognition.  The Company has identified two performance obligations for its hardware products revenue, the delivered products and in-store servicing.  The Company has determined that both performance obligations are satisfied at the delivery of the products, and there is no impact to the timing of revenue recognition. We also have evaluated the changes in controls and process that are necessary to implement the new standard, and no material changes were required.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company has operating leases with remaining rental payments of approximately $72,426 as of December 30, 2017.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. The Company is currently evaluating the impact of implementing this guidance on its Consolidated Financial Statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption this ASU to have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years beginning after December 15, 2017. The Company does not expect the provisions of this ASU to have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  The Company adopted this guidance in 2017 and does not expect the provisions of this ASU to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This ASU is effective prospectively for annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of this ASU to have a material impact on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company does not expect the provisions of this ASU to have a material impact on its Consolidated Financial Statements.
4. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $519 , $550, and $630 for the years ended December 30, 2017 and December 31, 2016 and 2015, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500 for the year ended December 30, 2017, $500 for the year ended December 31, 2016, and $400 for the year ended December 31, 2015. The Company recorded the purchase of Holdco stock from a former member of management of $540 for the year ended December 31, 2015.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $353 for the year ended December 30, 2017, $343 for the year ended December 31, 2016, and $311 for the year ended December 31, 2015.
The Company has three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities in Canada. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Company's rental expense for these facilities was $663 for the year ended December 30, 2017, $621 for the year ended December 31, 2016, and $645 for the year ended December 31, 2015.
5. Acquisitions
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems ("STFS") and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of STFS. STFS, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, Hillman paid a cash purchase price of $47.2 million. The transaction was financed with additional borrowings under the Company's revolving credit facility. The STFS business is included in the Company’s United States reportable segment.
The following table reconciles the preliminary estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the STFS acquisition:

Accounts receivable	$3,975
Inventory	7,820
Property and equipment	16,281
Goodwill	8,881
Customer relationships	13,500
Other non-current assets	6
Total assets acquired	50,463
Less:
Liabilities assumed	(3,275)
Total purchase price	$47,188
The excess of the purchase price over the net assets has been allocated to goodwill and intangibles based on an independent valuation appraisal. The customer relationships have been assigned a useful life of 13 years based on the limited turnover and long-standing relationships STFS has with its existing customer base. The acquired customer relationships were valued using the discounted cash flow approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.
The amount of net sales and operating loss of the acquired business included in the Company's consolidated statement of comprehensive income for the year ended December 30, 2017 were approximately $5.9 million and $0.5 million, respectively. Unaudited pro forma financial information has not been presented for STFS as the financial results of STFS were insignificant to the financial results of the Company on a standalone basis.
6. Income Taxes:
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

United States based operations	(24,624)	(15,442)	(23,366)
Non-United States based operations	(1,639)	(6,454)	(12,051)
Loss before income taxes	(26,263)	(21,896)	(35,417)
Below are the components of the Company's income tax (benefit) provision for the periods indicated:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Current:
Federal & State	$164	$368	$330
Foreign	814	18	235
Total current	978	386	565
Deferred:
Federal & State	(85,461)	(7,464)	(10,892)
Foreign	(1,989)	(847)	(2,492)
Total deferred	(87,450)	(8,311)	(13,384)
Valuation allowance	1,561	235	485
Income tax benefit	$(84,911)	$(7,690)	$(12,334)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, among other things, a permanent corporate rate reduction to 21% requiring a remeasurement of the Company’s U.S. net deferred tax liabilities, a change in U.S. international taxation to a modified territorial system including a mandatory deemed repatriation on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to provide guidance on accounting for the tax effects of the 2017 Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date to complete the related accounting under U.S. GAAP.  In accordance with SAB 118, the Company recorded an estimate for the remeasurement of our net U.S. deferred tax liabilities, the Transition Tax, and other less significant items.  The remeasurement of net U.S. deferred tax liabilities resulted in a deferred income tax benefit of approximately $75,000 for the period ended December 30, 2017.  The Company did not record a liability for the Transition Tax given the lack of historical earnings in our foreign subsidiaries.  The estimate of Transition Tax is considered provisional as additional time is needed to ensure a Transition Tax does not apply for December 30, 2017. Additionally, the Company recorded a provisional $807 valuation allowance on its foreign tax credit deferred tax assets given insufficient foreign source income projected to utilize the credits.  Since the 2017 Tax Act was passed late in the fourth quarter of 2017, further guidance and accounting interpretation is expected over the next 12 months that will enable the Company to refine these calculations.

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $108,086 as of December 30, 2017 that are available to offset future taxable income. These carry forwards expire from 2028 to 2037. Approximately $17,924 of the U.S. NOL carryforward has an indefinite life carryforward provided the Company continues to meet certain obligations under Luxembourg's tax codes. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $17,396. A portion of these carryforwards expire from 2025 to 2033. Management has recorded a valuation allowance of $2,350 against the deferred tax assets recorded for a foreign subsidiary.

The Company has state NOL carryforwards with an aggregate tax benefit of $3,082 which expire from 2018 to 2037. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $162 has been recorded for these deferred tax assets. In 2017, the valuation allowance for state NOL carryforwards decreased by $222. The decrease was primarily a result of expiring NOLs in certain states where a valuation allowance existed.
The Company has $501 of general business tax credit carryforwards which expire from 2018 to 2037. A valuation allowance of $78 has been maintained for a portion of these tax credits. The Company has $807 of foreign tax credit carryforwards which expire from 2019 to 2025. A valuation allowance of $807 has been established for these credits given insufficient foreign source income projected to utilize these credits.
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 30, 2017 and December 31, 2016:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of December 30, 2017	As of December 31, 2016
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$8,717	$10,356
Bad debt reserve	853	1,048
Casualty loss reserve	546	649
Accrued bonus / deferred compensation	2,825	3,289
Deferred rent	791	488
Derivative security value	—	659
Deferred distribution of foreign subsidiary	—	256
Deferred financing fees	359	699
Deferred revenue - shipping terms	301	674
Medical insurance reserve	186	102
Original issue discount amortization	3,882	—
Transaction costs	2,683	4,200
Federal / foreign net operating loss	26,838	37,687
State net operating loss	3,082	3,195
Tax credit carryforwards	4,312	3,978
All other	2,007	770
Gross deferred tax assets	57,382	68,050
Valuation allowance for deferred tax assets	(3,396)	(1,835)
Net deferred tax assets	$53,986	$66,215
Deferred Tax Liability:
Intangible asset amortization	$177,338	$279,776
Property and equipment	21,385	22,659
All other items	991	1,092
Deferred tax liabilities	$199,714	$303,527
Net deferred tax liability	$145,728	$237,312
Long term net deferred tax liability	$145,728	$237,312
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

Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of certain of its non-U.S. subsidiaries in those operations. In 2014, the Company's management revised its position with respect to permanent reinvestment of earnings in its foreign subsidiaries. As of December 30, 2017, the Company does not have any excess amount for financial reporting over the tax basis in these certain foreign subsidiaries that would result in an income tax liability.
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	6.9%	8.1%	(0.8)%
State and local income taxes, net of U.S. federal income tax benefit	3.4%	2.8%	2.6%
Adjustment of reserve for change in valuation allowance and other items	(6.5)%	0.5%	(0.7)%
Adjustment for change in tax law	281.4%	(3.1)%	—%
Adjustment of unrecognized tax benefits	1.4%	(7.7)%	—%
Permanent differences:
Acquisition and related transaction costs	—%	(0.3)%	(0.2)%
Meals and entertainment expense	(0.9)%	(0.9)%	(0.4)%
Foreign tax credit	—%	0.3%	—%
Reconciliation of tax provision to return	1.7%	(0.3)%	(0.7)%
Reconciliation of other adjustments	0.9%	0.7%	—%
Effective income tax rate	323.3%	35.1%	34.8%
The Company has recorded a $959 decrease in the reserve for unrecognized tax benefits for the year ended December 30, 2017 related to statute expirations and the resolution of income tax audit matters. A balance of $1,101 of the remaining unrecognized tax benefit is shown in the financial statements at December 30, 2017 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Unrecognized tax benefits - beginning balance	$2,060	$374	$435
Gross increases - tax positions in current period	—	1,676	—
Gross increases - tax positions in prior period	—	10	—
Gross decreases - tax positions in prior period	(959)	—	(61)
Unrecognized tax benefits - ending balance	$1,101	$2,060	$374
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$2,060	$374
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its NOL position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 29, 2018.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 30, 2017.
7. Long-Term Debt:
The following table summarizes the Company’s debt:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	December 30, 2017	December 31, 2016
Revolving loans	$19,500	$—
Senior term loan, due 2021	530,750	536,250
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	435	322
	989,389	975,276
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	18,771	19,936
(Subtract) current portion of long term debt and capital leases	(5,706)	(5,643)
(Subtract) deferred financing fees	(12,780)	(16,114)
Total long term debt, net	$989,674	$973,455
Revolving loans and term loans
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility ( the “Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. The Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. The borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after December 30, 2017, the term loan borrowings will be at an adjusted interest rate of 5.2%, excluding the impact of interest rate swaps, and the Revolver loans will be at an adjusted interest rate of 6.8%.

As of December 30, 2017, the Revolver had an outstanding amount of $19,500 and outstanding letters of credit of approximately $6,536. The Company had approximately $43,964 of available borrowings under the revolving credit facility as a source of liquidity as of December 30, 2017.

6.375% Senior Notes, due 2022
On June 30, 2014, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Companies, Inc. and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year.

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures
In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105,443 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027.
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2017 or 2016.
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
The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company does not consolidate the Trust. Summarized below is the financial information of the Trust as of December 30, 2017:

December 30, 2017	Amount
Non-current assets - junior subordinated debentures - preferred	$124,214
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$127,475
Non-current liabilities - trust preferred securities	$124,214
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$127,475
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
On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $18,771 and $19,936 as of December 30, 2017 and December 31, 2016, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 30, 2017 are as follows:

Year	Amount
2018	$5,706
2019	25,137
2020	5,573
2021	514,269
2022	330,000
2023 and thereafter	108,704
$989,389
Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 13 - Fair Value Measurements.
8. Leases:
Certain warehouse, office space, and equipment are leased under operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 30, 2017:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Year	Operating Leases
2018	$13,854
2019	12,304
2020	8,801
2021	8,199
2022	8,001
Later years	21,267
Total minimum lease payments	$72,426
The rental expense for all operating leases was $16,663, $16,160, and $14,300 for the years ended December 30, 2017, December 31, 2016, and December 31, 2015, respectively. Certain leases are subject to terms of renewal and escalation clauses.
9. Deferred Compensation Plan:
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
As of December 30, 2017 and December 31, 2016, the Company's consolidated balance sheets included $2,294 and $1,787, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $752 and $271 as of December 30, 2017 and December 31, 2016, respectively, and is included in other current assets on the Consolidated Balance Sheet. The assets held in the NQDC are classified as an investment in trading securities.
During the years ended December 30, 2017, December 31, 2016, and December 31, 2015 distributions from the deferred compensation plan aggregated $289, $719, and $678, respectively.
10. Equity and Accumulated Other Comprehensive Income:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 30, 2017 or December 31, 2016.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 31, 2014 to December 30, 2017 including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Foreign Currency Translation
Balance at December 31, 2014	$(12,524)
Other comprehensive loss before reclassifications	(22,666)
Amounts reclassified from other comprehensive loss	—
Net current period other comprehensive loss	(22,666)
Balance at December 31, 2015	(35,190)
Other comprehensive income before reclassifications	808
Amounts reclassified from other comprehensive income	—
Net current period other comprehensive income	808
Balance at December 31, 2016	(34,382)
Other comprehensive income before reclassifications	8,483
Amounts reclassified from other comprehensive income[1]	(638)
Net current period other comprehensive income	7,845
Balance at December 30, 2017	$(26,537)

1.
In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).

11. Stock Based Compensation:
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. Effective December 5, 2016, the number of shares was increased to 45,445.418. The 2014 Equity Incentive Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.
The fair value of 23,126.492 time-vested options outstanding as of December 30, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.27% to 2.26%, expected volatility assumed to be 31.5%, and expected term from 5.75 years to 6.25 years. The fair value of an option in whole dollars was $351.61.
In the year ended December 30, 2017, the Company modified the vesting period of the outstanding awards, reducing the vesting period to four years from five years. The modification of the vesting term resulted in $687 of additional expense for the year ended December 30, 2017.
Stock option compensation expense of $1,984, $1,513, and $957 was recognized in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 30, 2017, December 31, 2016, and December 31, 2015, respectively. As of December 30, 2017, there was $3,016 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 1.67 years.
As of December 30, 2017, there were 20,406.168 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the year ended December 30, 2017 is presented below:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Number of Shares	Weighted Average Exercise Price Per Share (in whole dollars)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	43,375.418	$1,000	8 years
Exercisable at December 31, 2016	—	—	—
Granted	8,720.000	$1,000	—
Exercised or converted	—	—	—
Forfeited or expired	(8,562.758)	$1,000	—
Outstanding at December 30, 2017	43,532.660	$1,000	8 years
Exercisable at December 30, 2017	—	—	—
No options were exercised in the years ended December 30, 2017, December 31, 2016, or December 31, 2015. The aggregate intrinsic value of options outstanding as of December 30, 2017 was $6,878.
During the year ended December 31, 2015, the Company also granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions on 1,500 restricted stock shares lapsed in one-half increments on each of the two anniversaries of the award date. The restrictions on the remaining 100 restricted stock shares lapsed on the one year anniversary of the award date.

During the year ended December 30, 2017, the Company granted 425 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions lapse upon change in control of the Company.
A summary of restricted stock activity for the year ended December 30, 2017 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value (in whole dollars)
Unvested at December 31, 2016	750	$1,000
Granted	425	$861
Vested	(750)	$1,000
Forfeited	(150)	$861
Unvested at December 30, 2017	275	$861
Compensation expense of $500, $767, and $333 was recognized in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 30, 2017 and December 31, 2016 and 2015, respectively.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The total fair value of the interest rate swaps was $392 as of December 30, 2017 and was reported on the consolidated balance sheet in other current liabilities with an increase in other income/expense recorded in the statement of comprehensive income for the favorable change of $1,466 in fair value since December 31, 2016.
The total fair value of the interest rate swaps was $1,858 as of December 31, 2016 and was reported on the consolidated balance sheet in other non-current liabilities with an increase in other income/expense recorded in the statement of comprehensive loss for the unfavorable change of $706 in fair value since December 31, 2015.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts - During 2015, 2016, and 2017, the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts.

	2017 FX Contracts	2016 FX Contracts	2015 FX Contracts
Maturity date range:
Minimum	October 2017	April 2016	February 2015
Maximum	April 2018	April 2017	December 2016
Fixed exchange rate range:
Minimum	1.3002	1.2536	1.1384
Maximum	1.3518	1.3458	1.3831
The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$2,993 and C$29,887 as of December 30, 2017 and December 31, 2016, respectively. The total fair value of the foreign currency forward contracts was $(140) and $616 as of December 30, 2017 and December 31, 2016, respectively, and was reported on the consolidated balance sheet in other current liabilities and current assets, respectively. An increase (decrease) in other income of $(1,643) and $1,587 was recorded in the statement of comprehensive income (loss) for the change in fair value during years ended December 30, 2017 and December 31, 2016, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 13 - Fair Value Measurements.
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,294	$—	$—	$2,294
Interest rate swaps	—	(392)	—	(392)
Foreign exchange forward contracts	—	(140)	—	(140)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,787	$—	$—	$1,787
Interest rate swaps	—	(1,858)	—	(1,858)
Foreign exchange forward contracts	—	616	—	616
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 30, 2017 and December 31, 2016, the interest rate swaps were included in other current and non-current liabilities, respectively, on the accompanying consolidated balance sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 30, 2017 and December 31, 2016, the foreign exchange forward contracts were included in other current liabilities and other current assets, respectively, on the accompanying consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 30, 2017 and December 31, 2016 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$325,000	$325,050	$323,888	$304,013
Junior Subordinated Debentures	127,475	148,098	128,640	139,831
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 30, 2017 and December 31, 2016 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 30, 2017 and December 31, 2016 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 12 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 7 - Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14. Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,158 recorded for such risk insurance reserves is adequate as of December 30, 2017.
As of December 30, 2017, the Company has provided certain vendors and insurers letters of credit aggregating $6,536 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,728 recorded for such group health insurance reserves is adequate as of December 30, 2017.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods currently open for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. In the year ended December 30, 2017, the Company recorded expense of $6,274 for anti-dumping duties, which is included in Cost of Goods Sold on the Consolidated Statement of Comprehensive Income (Loss).  As of December 30, 2017, the Company has accrued $6,274 in other current liabilities for the estimated liability for purchases made from a specific vendor included in the Department’s review based on the preliminary results published by the Department in the third quarter of 2017.  On March 16, 2018, the Department published updated results, which will be finalized upon the completion of review of appeals from the petitioners and any other interested parties.  The appeals process is expected to be completed in 2018.  If the updated results remain unchanged by the appeals, the estimated liability for these purchases will be reduced to $2,147.  As there are still uncertainties regarding the ultimate outcome of the review, the Company believes that the accrual of $6,274 is appropriate as of December 30, 2017.

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
15. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash paid during the period for:
Interest on junior subordinated debentures	$12,230	$12,230	$12,231
Interest	$48,511	$48,132	$47,337
Income taxes	$295	$732	$1,175

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

16. Quarterly Data (unaudited):

2017	First	Second	Third	Fourth	Total
Net sales	$188,779	$224,260	$218,955	$206,374	$838,368
Income from operations	3,100	18,502	13,984	1,399	36,985
Net (loss) income	(6,684)	1,219	(1,322)	65,435	58,648
2016	First	Second	Third	Fourth	Total
Net sales	$189,604	$226,900	$211,528	$186,876	$814,908
Income from operations	2,951	20,025	15,770	2,769	41,515
Net (loss) income	(7,844)	1,746	(437)	(7,671)	(14,206)
17. Concentration of Credit Risks:
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
For the year ended December 30, 2017, the largest three customers accounted for 45.8% of sales and 27.0% of the year-end accounts receivable balance. For the year ended December 31, 2016, the largest three customers accounted for 46.1% of sales and 34.3% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company's total sales in 2017, 2016, or 2015. In each of the years ended December 30, 2017, December 31, 2016, and December 31, 2015, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States, Canada, and Mexico.
18. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 30, 2017. The United States segment and the Canada segment are considered material by Company's management as of December 30, 2017. The Company's other segments have been combined in the "Other" category.
The segments are as follows:

•	United States

•	Canada

•	Other
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
In the year ended December 31, 2016, the Company decided to exit the Australia market following the withdrawal from the Australia market of a key customer and recorded charges of $1,047 in the Other segment related to the write-off of inventory and other assets. In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 30, 2017, December 31, 2016, and December 31, 2015.

	Year Ended December 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues
United States	$693,599	$677,526	$645,658
Canada	137,800	130,255	133,152
Other	6,969	7,127	8,101
Total revenues	$838,368	$814,908	$786,911
Segment Income (Loss) from Operations
United States	$32,583	$42,148	$33,438
Canada	2,881	932	(5,436)
Other	1,521	(1,565)	(604)
Total segment income from operations	$36,985	$41,515	$27,398

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2014	$627
Additions charged to cost and expense	117
Deductions due to:
Others	(143)
Ending Balance - December 31, 2015	601
Additions charged to cost and expense	401
Deductions due to:
Others	(95)
Ending Balance - December 31, 2016	$907
Additions charged to cost and expense	282
Deductions due to:
Others	(68)
Ending Balance - December 30, 2017	$1,121
Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 30, 2017). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 30, 2017. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (58)
Mr. Cahill has served as director since June 2014 and as Chairman since September 2014. Mr. Cahill has been a Managing Director of CCMP since July 2014 and is a member of CCMP's Investment Committee and previously was an Executive Advisor of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Advisor to Mars Incorporated. Mr. Cahill currently serves on the boards of Badger Sportswear and Shoes for Crews. Mr. Cahill previously served as a director of Ollie’s Bargain Outlet from 2013 to 2016 and of Jamieson Laboratories from 2014 to 2017. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Gregory J. Gluchowski, Jr. (52)
Mr. Gluchowski has served as director and as President and Chief Executive Officer since September 2015. Prior to joining Hillman, Mr. Gluchowski served as President, Hardware & Home Improvement of Spectrum Brands Holdings Inc. and a former division of Stanley Black and Decker since January 2010. Prior to 2010, Mr. Gluchowski held positions of increasing responsibility at Black & Decker in operations, supply chain, and general management roles after joining the company in 2002. Mr. Gluchowski started his career with the Wire & Cable Division of Phelps Dodge Corporation in 1988. Mr. Gluchowski currently serves on the boards of American Outdoor Brands Corporation and Milacron Corporation. Mr. Gluchowski's qualifications to sit on our board of directors include his role as President and Chief Executive Officer of Hillman and Hillman Group.

Max W. Hillman, Jr. (71)
Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From 2000 to 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman currently serves on the boards of Sunsource Technology Services Inc., West Chester Holdings, Inc., LEM Products, and EVP International LLC. Mr. Hillman previously served as a director of State Industrial Products from 2006 to 2011 and of Woodstream Corp. from 2007 to 2015. Mr. Hillman's qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group.

Aaron Jagdfeld (46)
Mr. Jagdfeld has served as director since August 2014. Mr. Jagdfeld has been the President and Chief Executive Officer of Generac Power Systems, Inc. since September 2008 and a director of Generac since November 2006. Mr. Jagdfeld began his career at Generac in the finance department in 1994 and became Generac's Chief Financial Officer in 2002. In 2007, he was appointed President and was responsible for sales, marketing, engineering, and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte & Touche from 1993 to 1994. Mr. Jagdfeld was selected to serve on our board of directors due to his extensive management and financial experience.

Name and Age	Position and Five-year Employment History
Jonathan R. Lynch (50)
Mr. Lynch has served as director since November 2014. Mr. Lynch has been a Managing Director of CCMP since 1993 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Lynch was a member of the Mergers and Acquisitions division of Prudential Securities. Mr. Lynch previously served as a director of Infogroup, Inc. from 2014 to 2017. Mr. Lynch is past President of the Venture Investors Association of NY (VIANY) and a member of the board of advisors of the Georgetown University School of Business. Mr. Lynch was selected to serve on our board of directors due to his financial, investment, and business experience.

Kevin M. Mailender (40)
Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management since 2013 (where he has been employed since 2004). Mr. Mailender is a memeber of Oak Hill Capital Managment's investment committee. Mr. Mailender currently serves on the boards of Earth Fare, Checkers Drive-In Restaurants, and Imagine! Print Solutions. Mr. Mailender previously served as a director of Berlin Packaging from 2014 to 2017 and Dave & Buster’s Entertainment, Inc. from 2010 to 2016. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

Joseph M. Scharfenberger, Jr. (46)
Mr. Scharfenberger has served as director since June 2015. Mr. Scharfenberger has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Scharfenberger worked at Bear Stearns Merchant Banking. Prior to joining Bear Stearns Merchant Banking, Mr. Scharfenberger worked in the private equity division at Toronto Dominion Securities. Mr. Scharfenberger currently serves on the boards of Badger Sportswear, Jetro Cash & Carry, Shoes for Crews, and Truck Hero, Inc. Mr. Scharfenberger previously served as a director of Jamieson Laboratories from 2014 to 2017. Mr. Scharfenberger was selected to serve on our board of directors due to his financial, investment, and business experience.

Tyler J. Wolfram (51)
Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Managing Partner of Oak Hill Capital Management since 2013 (and a Partner since 2001). Mr. Wolfram is Chairman of Oak Hill's Investment Committee. Mr. Wolfram currently serves on the boards of Earth Fare, Berlin Packaging, Checkers Drive- In Restaurants, and Imagine! Print Solutions. Mr. Wolfram previously served as a director of Duane Reade Holdings, Inc. from 2004 to 2010, NSA International, Inc. from 2006 to 2013, and Dave & Buster's Entertainment, Inc. from 2010 to 2016. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (64)
Mr. Woodlief has served as director since February 2015. Mr. Woodlief has been an independent financial consultant since 2007 and an Adjunct Professor of Management at Vanderbilt University's Owen Graduate School of Business since October 2010. At Vanderbilt, Mr. Woodlief has taught Financial Statement Research and Financial Statement Analysis. Mr. Woodlief was also an Adjunct Professor at Belmont University, teaching Integrated Accounting Principles in 2014, and currently serves as a Visiting Instructor of Accounting at Sewanee: The University of the South. Prior to 2008, Mr. Woodlief was Vice President and Chief Financial Officer of Doane Pet Care, a global manufacturer of pet products. Prior to 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified manufacturer of consumer and industrial products. Mr. Woodlief began his career in 1979 at KPMG Peat Marwick in Houston, Texas, progressing to the Senior Manager level in the firm's Energy and Natural Resources practice. Mr. Woodlief was a certified public accountant. Mr. Woodlief currently serves on the board, and chairs the Audit Committee, of Badger Sportswear. Mr. Woodlief was selected to serve on our board of directors due to his financial and business experience.

Richard F. Zannino (59)
Mr. Zannino has served as director since August 2014. Mr. Zannino has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Zannino was Chief Executive Officer and a member of the board of directors of Dow Jones & Company. Mr. Zannino joined Dow Jones as Executive Vice President and Chief Financial Officer in February 2001 before his promotion to Chief Operating Officer in July 2002 and to Chief Executive Officer and Director in February 2006. Prior to joining Dow Jones, Mr. Zannino was Executive Vice President in charge of strategy, finance, M&A, technology, and a number of operating units at Liz Claiborne. Mr. Zannino joined Liz Claiborne in 1998 as Chief Financial Officer. In 1998, Mr. Zannino served as Executive Vice President and Chief Financial Officer of General Signal. From 1993 until early 1998, Mr. Zannino was at Saks Fifth Avenue, ultimately serving as Executive Vice President and Chief Financial Officer. Mr. Zannino currently serves on the boards of Ollie's Bargain Outlet, Estee Lauder Companies, IAC/InterActiveCorp., Badger Sportswear, Shoes for Crews, Truck Hero, Inc., and Eating Recovery Center and is a trustee of Pace University. Mr. Zannino previously served as a director of Jamieson Laboratories from 2014 to 2017. Mr. Zannino was selected to serve on our board of directors due to his financial, investment, and business experience.

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
The compensation committee has conducted a comprehensive review of the Company's compensation structure from the perspective of enterprise risk management and the design and operation of its executive and employee compensation plans, policies, and arrangements generally, including the performance objectives and target levels used in connection with our annual performance-based bonuses and stock option awards. The compensation committee has concluded that there are no risks arising from the Company's compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. Our compensation program as a whole does not encourage or incentivize our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of the Company or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk taking.
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
Stock Options and Restricted Stock

Executives are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco board of directors. In fiscal year 2017, the Holdco board of directors granted 8,720 options to members of executive management. These option grants included options subject to service-vesting (in four equal annual installments beginning on the the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price. Additionally, executives are also eligible to receive discretionary grants of restricted shares.
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
Gregory J. Gluchowski (52)
Mr. Gluchowski has served as director and as President and Chief Executive Officer since September 2015. Prior to joining Hillman, Mr. Gluchowski served as President, Hardware & Home Improvement of Spectrum Brands Holdings Inc. and a former division of Stanley Black and Decker since January 2010. Prior to 2010, Mr. Gluchowski held positions of increasing responsibility at Black & Decker in operations, supply chain, and general management roles after joining the company in 2002. Mr. Gluchowski started his career with the Wire & Cable Division of Phelps Dodge Corporation in 1988. Mr. Gluchowski currently serves on the boards of American Outdoor Brands Corporation and Milacron Corporation.

Robert O. Kraft (47)
Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since November 2017. Prior to joining Hillman, Mr. Kraft served as the President of the Omnicare (Long Term Care) division, and an Executive Vice President, of CVS Health Corporation from August 2015 to September 2017. From November 2010 to August 2015, Mr. Kraft was Chief Financial Officer and Senior Vice President of Omnicare, Inc. Mr. Kraft began his career with PriceWaterhouseCoopers LLP in 1992, was admitted as a Partner in 2004, and is a certified public accountant (inactive). Mr. Kraft currently serves on the board of Medpace Holdings, Inc.

Douglas D. Roberts (54)
General Counsel and Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. since May 2012.  Prior to joining Hillman, Mr. Roberts served as a Partner at Thompson Hine LLP since April 2005.  While at Thompson Hine, Mr. Roberts was a member of the Corporate Transactions & Securities and International practice groups and chair of the Private Equity practice subgroup.  From July 1992 to April 2005, Mr. Roberts started as an Associate and was promoted to Partner at Graydon Head & Ritchey LLP.  From January 1991 to July 1992, Mr. Roberts was an Associate at Buchalter, Nemer, Fields & Younger.  From May 1988 to January 1991, Mr. Roberts was an Associate at Rosen, Wachtell & Gilbert. Mr. Roberts is licensed to practice law in California and Ohio.

Scott C. Ride (47)
President of The Hillman Group Canada ULC since May 2017. Mr. Ride joined The Hillman Group Canada as the Chief Operating officer in January 2015. Prior to joining Hillman, Mr. Ride served as the President of Husqvarna Canada from May 2011 through September 2014. From 2005 through 2011, Mr. Ride served in a variety of roles of increasing responsibility at Electrolux, including Senior Director of Marketing, Vice President and General Manager, and President.

Todd M. Spangler (48)
Vice President of Custom Solutions of The Hillman Group, Inc. since May 2012. Prior to joining Hillman, Mr. Spangler served as the Director of Site Operations for First Solar's base plant from 2007 to 2012. From 1999 to 2007, Mr. Spangler served in a variety of operational roles of increasing responsibility at Lutron Electronics, including plant manager, customer service, and supply chain management. Mr. Spangler began his career at AMP Incorporated (later Tyco Electronics), where he started as a product design engineer then moved on to numerous management positions.

Jeffrey S. Leonard (50)
Former Executive Vice President of Finance, Chief Financial Officer, and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. from March 2015 to August 2017. Prior to joining Hillman, Mr. Leonard was employed by Baker & Taylor, Inc., where he served as Executive Vice President and Chief Financial Officer since August 2008. From October 2006 to August 2008, Mr. Leonard was Vice President Finance and Treasurer of Houghton Mifflin Harcourt/Harcourt Education Group. From May 1999 to September 2006, Mr. Leonard was employed by HD Supply/Hughes Supply, Inc. in various finance roles, his last being Vice President of Operations Finance. Prior to May 1999, Mr. Leonard was Corporate Controller of Planet Hollywood, Inc. and an Audit Manager with PriceWaterhouseCoopers LLP. Effective August 11, 2017, Mr. Leonard resigned from the Company.

Richard C. Paulin (63)
Former President of The Hillman Group Canada ULC since February 2013. From May 1990 to February 2013, Mr. Paulin served as President of H. Paulin & Co., Limited. Effective April 30, 2017, Mr. Paulin retired from the Company and entered into a consulting arrangement with the Company for two years.

All executive officers hold office at the pleasure of the board of directors.
Item 11 – Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2017:

•	Gregory J. Gluchowski, Jr., President and Chief Executive Officer

•	Robert O. Kraft, Chief Financial Officer and Treasurer

•	Douglas D. Roberts, General Counsel and Secretary

•	Scott C. Ride, President, The Hillman Group Canada ULC

•	Todd M. Spangler, Vice President of Custom Solutions, The Hillman Group, Inc.

•	Jeffrey S. Leonard, Former Executive Vice President of Finance, Chief Financial Officer, and Treasurer

•	Richard C. Paulin, Former President, The Hillman Group Canada ULC
Overview of the Compensation Program
Compensation Philosophy
The objective of Hillman's corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate, and retain the qualified and skilled workforce necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards NEOs for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee considers Company performance, the business objectives for specific divisions of the Company as well as each individual's performance and potential to enhance long-term stockholder value. To remain competitive, the Compensation Committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The Compensation Committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company's NEOs.
Components of Total Compensation
Compensation packages in 2017 for the Company's NEOs were comprised of the following elements:

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
Stock Options and Restricted Shares
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
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2017, 2016, or 2015.

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
The rate of annual base salary for each NEO s fiscal years 2017, 2016, or 2015 are set forth below.

Name	2017 Base Salary	2016 Base Salary	2015 Base Salary
Gregory J. Gluchowski, Jr. (1)	$650,000	$550,000	$550,000
Robert O. Kraft (2)	$415,000	$—	$—
Douglas D. Roberts	$287,000	$287,000	$278,512
Scott C. Ride(3)	$263,053	$245,773	$223,988
Todd M. Spangler	$284,421	$284,421	$280,218
Jeffrey S. Leonard (4)	$435,000	$417,500	$400,000
Richard C. Paulin (3)(5)	$342,868	$320,346	$310,786

(1)	Mr. Gluchowski was hired effective September 8, 2015.

(2)	Mr. Kraft was hired effective November 1, 2017.

(3)
Mr. Ride and Mr. Paulin’s 2017, 2016, and 2015 base salaries were converted from Canadian dollars to U.S. dollars using the year end exchange rates of 1.2545, 1.3427, and 1.3840 Canadian dollars per U.S. dollar, respectively.

(4)	Mr. Leonard resigned effective August 11, 2017.

(5)	Mr. Paulin retired effective April 30, 2017.
The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2017 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around March. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2017. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.

2017 Target and Maximum Bonus

Name	2017 Minimum Bonus as Percentage of Base Salary	2017 Target Bonus as Percentage of Base Salary	2017 Maximum Bonus as Percentage of Base Salary
Gregory J. Gluchowski, Jr.	50%	100%	200%
Robert O. Kraft	30%	60%	120%
Douglas D. Roberts	20%	40%	80%
Scott C. Ride	22.5%	45%	90%
Todd M. Spangler	25%	50%	100%
Jeffrey S. Leonard	37.5%	75%	150%
Richard C. Paulin	30%	60%	120%
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
The table below shows the performance criteria for fiscal year 2017 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.
2017 Performance Criteria and Relative Weight

Name	EBITDA	Free Cash Flow	Net Sales AOP
Gregory J. Gluchowski, Jr.	45%	45%	10%
Robert O. Kraft	45%	45%	10%
Douglas D. Roberts	45%	45%	10%
Scott C. Ride	45%	45%	10%
Todd M. Spangler	45%	45%	10%
Jeffrey S. Leonard	45%	45%	10%
Richard C. Paulin	45%	45%	10%
For 2017, the bonus criteria for all NEOs included three company performance goals measured by 1) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company's common stock, 2) free cash flow ("FCF") defined as EBITDA less the change in working capital, less capital expenditures, less cash restructuring items, and 3) net sales annual operating plan ("AOP"). Net Sales AOP is based on the company wide performance, unless the NEO is specifically responsible for an account or business segment. If performance targets are not met, bonus payouts are discretionary.
Long-Term Compensation Elements
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 45,445.418 stock options. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. In the year ended December 30, 2017, 3,000 stock options and 425 shares of restricted stock were granted to NEOs.
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
Employee Benefit Plans and Perquisites
Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees, including health, dental, vision, term life, disability insurance, and supplemental long term disability insurance. In addition, the NEOs are eligible to participate in the Company's Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below.
Defined Contribution Plans
The Company's NEOs and most other full-time U.S. employees are covered under a 401(k) retirement savings plan (the “Defined Contribution Plan”) which permits employees to make tax-deferred contributions and provides for a matching contribution of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the Defined Contribution Plan provides a discretionary annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
Hillman Canada sponsors a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Plan (“RRSP”) for all qualified, full-time employees, with at least three months of continuous service. DPSP is an employer-sponsored profit sharing plan registered as a trust with the Canada Revenue Agency (“CRA”). On a periodic basis, Hillman Canada shares business profits with employees by contributing to the DPSP on each employee's behalf. Employees do not contribute to the DPSP. There is no minimum required contribution; however, DPSPs are subject to maximum contribution limits set by the CRA. The DPSP is offered in conjunction with a RRSP. All eligible employees may contribute an additional voluntary amount of up to eight percent of the employee's gross earnings. Hillman Canada is required to match 100% of all employee contributions up to 2% of the employee's compensation. The assets of the RRSP are held separately from those of Hillman Canada in independently administered funds.
Nonqualified Deferred Compensation Plan
All NEOs and certain other directors are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. The Company contributes a matching contribution of 25% on the first $10,000 of employee deferrals.
Perquisites
All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Gluchowski and $717 for Mr. Ride, converted from Canadian dollars to U.S. dollars using the year end exchange rate of 1.2545).
Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017 for filing with the Securities and Exchange Commission.
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
Summary Compensation Table
The following table sets forth compensation that the Company's principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company, or the NEOs, earned during the years ended December 30, 2017, December 31, 2016, and December 31, 2015 in each executive capacity in which each NEO served. Mr. Gluchowski served as both an officer and director (upon his election to the Board of Directors effective September 8, 2015) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards (3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Nonqualified Deferred Compensation Earnings(6)	All Other Compensa-tion(7)	Total
Gregory J. Gluchowski, Jr. (8) President and CEO The Hillman Companies, Inc.	2017	$615,400	$—	$—	$—	$472,875	$—	$25,577	$1,113,852
	2016	550,000	275,000	236,775	—	—	—	304,862	1,366,637
	2015	167,115	550,000	1,500,000	1,529,271	—	—	3,829	3,750,215
Robert O. Kraft (9) CFO and Treasurer The Hillman Companies, Inc.	2017	60,654	—	—	390,623	—	—	1,380	452,657
	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—
Douglas D. Roberts General Counsel and Secretary The Hillman Companies, Inc.	2017	287,000	—	—	—	83,517	—	18,717	389,234
	2016	282,430	55,702	—	—	—	—	18,547	356,679
	2015	287,782	27,900	—	—	—	—	20,561	336,243
Scott C. Ride(10) President The Hillman Group Canada ULC	2017	263,053	35,841	—	114,174	95,686	—	18,391	527,145
	2016	237,753	55,600	—	—	—	—	26,768	320,121
	2015	219,681	66,662	—	—	316,789	—	16,203	619,335
Todd M. Spangler Vice President of Custom Solutions The Hillman Group, Inc.	2017	284,421	—	—	—	103,458	—	15,984	403,863
	2016	286,361	70,055	—	—	—	—	10,817	367,233
	2015	289,114	100,000	—	—	—	—	13,176	402,290
Jeffrey S. Leonard (11) Former Executive Vice President of Finance, CFO, and Treasurer The Hillman Companies, Inc.	2017	275,493	—	—	—	—	—	13,658	289,151
	2016	412,789	—	129,150	—	—	—	14,020	555,959
	2015	315,385	125,000	100,000	724,793	—	—	57,013	1,322,191
Richard C. Paulin (10)(12) Former President The Hillman Group Canada ULC	2017	130,554	—	—	—	—	—	847,436	977,990
	2016	325,619	102,860	—	—	—	—	23,429	451,908
	2015	336,688	100,000	—	—	—	—	24,306	460,994

(1)
Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are dependent upon the executive performance for the prior year. Increases can be effective on the anniversary of the last increase, plus or minus three months.

(2)
Mr. Gluchowski earned a signing bonus of $550,000 effective on December 31, 2015 but such amount was not paid until January 15, 2016. Mr. Ride received a sign on bonus of $36,127 paid in 2015. The other bonus payouts were discretionary based on the service of the executives for the years when annual bonus plan targets were not met. These discretionary bonuses are presented in the table in the year in which the bonuses were earned. The payments were made in the subsequent year. The presentation of the 2016 and 2015 discretionary bonuses were previously reported in the year of payment and have now been corrected to be reported in the year earned, as reflected in the table above.

In 2016, Mr. Gluchowski earned a bonus of $550,000, settled in cash and shares of restricted stock. He received $275,000 in cash and was granted 275 shares of restricted stock with a grant date of April 1, 2017. In 2016, Mr. Leonard received a bonus in the form of restricted stock. Mr. Leonard received 150 shares of restricted stock with a grant date of April 1, 2017.

(3)
Represents the fair value of restricted stock shares granted by the Company and calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(4)
The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying consolidated financial statements for details.

(5)	Represents earned bonus for services rendered in each year and paid in the subsequent year based on achievement of performance goals under the performance-based bonus arrangements.

(6)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.

(7)
All other compensation consists of matching contributions to the Defined Contribution Plans and the Deferred Compensation Plan. In addition, this includes the car allowance for each NEO ($12,600 in 2017 and 2016 for Mr. Gluchowski). The year ended December 31, 2016 includes $278,000 in relocation expenses for Mr. Gluchowski and the year ended December 31, 2015 includes $50,000 in relocation expenses for Mr. Leonard. In the year ended December 30, 2017, Mr. Paulin received severance on his retirement, see footnote 12 below for additional details. No other items included in all other compensation were individually significant (greater than $10,000) for any period presented.

(8)	Mr. Gluchowski was hired effective September 8, 2015.

(9)	Mr. Kraft was hired effective November 1, 2017.

(10)
Mr. Ride and Mr. Paulin’s 2017, 2016, and 2015 compensation amounts were converted from Canadian dollars to U.S. dollars using the December 31 exchange rates of 1.2545, 1.3427, and 1.3840, Canadian dollars per U.S. dollar, respectively.

(11)	Mr. Leonard was hired as Executive Vice President of Finance effective March 16, 2015 and became Chief Financial Officer and Treasurer effective April 1, 2015. He resigned August 11, 2017.

(12)
Mr. Paulin retired effective April 30, 2017. Mr. Paulin received severance upon his resignation. His severance included twenty four months of his base salary, a termination bonus, his prorated bonus for fiscal year 2017, accrued but unused vacation and twenty four months of health benefit coverage. Additionally, Mr. Paulin received approximately $22,000 in compensation under his consulting agreement in 2017.

Grants of Plan-Based Awards in Fiscal Year 2017
The following table summarizes the equity incentive awards granted to NEOs in 2017:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise Price of Option Awards ($)(3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)
Gregory J. Gluchowski, Jr.(5)	—	$325,000	$650,000	$1,300,000	—	—	—	—
	4/1/2017				275	—	—	236,775
Robert O. Kraft	11/1/2017	—	—	—	—	3,000	1,000	390,623
Douglas D. Roberts	—	57,400	114,800	229,600	—	—	—	—
Scott C. Ride (6)	—	65,763	131,527	263,053	—	—	—	—
	10/1/2017				—	880	1,000	114,174
Todd M. Spangler	—	71,105	142,211	284,421	—	—	—	—
Jeffery S. Leonard(5)	—	163,125	326,250	652,500	—	—	—	—
	4/1/2017				150	—	—	129,150
Richard C. Paulin (6)	—	102,860	205,721	411,442	—	—	—	—

(1)
The amounts in this table reflect the 2017 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company's 2017 performance bonus plan. Each NEO's overall target and maximum performance-based bonus for 2017 was determined as a percentage of base salary. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2017 annual performance bonus and Incentive Bonus payments.

(2)	Represents grants of restricted stock pursuant to the 2014 Equity Incentive Plan.

(3)	Represents grants of options pursuant to the 2014 Equity Incentive Plan.

(4)
The amount included in this column represents the grant date fair value of options and restricted stock calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying consolidated financial statements for details.

(5)	In 2017, Mr. Gluchowski and Mr. Leonard received grants of 275 and 150 shares of restricted stock, respectively. This grant was part of the bonus earned for fiscal year 2016.

(6)
Mr. Ride and Mr. Paulin’s 2017, 2016, and 2015 compensation amounts were converted from Canadian dollars to U.S. dollars using the December 31 exchange rates of 1.2545, 1.3427, and 1.3840, Canadian dollars per U.S. dollar, respectively.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 30, 2017.

	Option Awards (1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted Common Stock that have not vested	Market value of shares of restricted Common Stock that have not vested
Gregory J. Gluchowski, Jr.	—	4,217.5000	4,217.5000	1,000	9/8/2025	275	$318,450
Robert O. Kraft	—	1,500.0000	1,500.0000	1,000	11/1/2027	—	—
Douglas D. Roberts	—	880.4250	880.4250	1,000	7/1/2024	—	—
Scott C. Ride	—	880.0000	880.0000	1,000	2/12/2025	—	—
	—	440.0000	440.0000	1,000	10/1/2027	—	—
Todd M. Spangler	—	1,320.6375	1,320.6375	1,000	7/1/2024	—	—
Jeffrey S. Leonard	715.250	—	—	1,000	8/11/2018	—	—
	142.375	—	—	1,000	8/11/2018	—	—
Richard C. Paulin	412.699	—	—	1,000	4/30/2018

1)
All stock options reported in the table above are options to acquire Holdco common stock granted under the 2014 Equity Incentive Plan. Pursuant to each NEO's stock option award agreement, these options were divided into two equal vesting tranches. The first tranche is a time-based award which, beginning on the first anniversary of the grant date, vests 25% annually until fully vested on the fourth anniversary of the grant date, subject to the optionee's continued employment with Hillman on each such vesting date.

The second tranche of each stock option grant is performance-based. Subject to the optionee's continuous employment with the Company through the consummation of a sale event, 100% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in a multiple on investment of at least 2.0.

2)
During the year ended December 30, 2017, the Company granted 425 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions lapse upon Change in Control of the Company.

Option Exercises and Stock Vested During Fiscal Year 2017
No NEO exercised any stock options during the year ended December 30, 2017. Mr. Gluchowski and Mr. Leonard were granted shares of restricted stock in 2015. In the year ended December 31, 2016, 750 of the shares granted to Mr. Gluchowski and 100 of the shares granted to Mr. Leonard vested, respectively. In the year ending December 30, 2017, Mr. Gluchowski's remaining 750 shares vested. There were no other stock-based awards eligible for vesting during fiscal year 2017.
Nonqualified Deferred Compensation for Fiscal Year 2017
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 30, 2017:

Name	Executive Contributions(1)	Company Matching Contributions(2)	Aggregate Earnings(3)	Aggregate Withdrawal/ Distributions	Aggregate Balance at 12/31/17(4)
Gregory J. Gluchowski, Jr.	$24,462	$2,500	$4,505	$—	$45,432
Robert O. Kraft	—	—	—	—	—
Douglas D. Roberts	11,480	2,500	15,324	—	110,199
Scott C. Ride	—	—	—	—	—
Todd M. Spangler	11,377	2,500	3,612	(15,270)	31,330
Jeffrey S. Leonard	5,510	1,067	2,773	—	20,324
Richard C. Paulin	—	—	—	—	—

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

All executives and certain directors are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. A participant vests in the Company matching contributions 20% each year, over five years. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks, and short-term investments as well as blended funds. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant's account shall be paid at the time selected by the participant in his or her enrollment forms.
The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2017 annual rates of return indicated for each):

Aberdeen Emerging Markets Institutional (30.24%)	Janus Henderson Small Cap Value T (12.61%)	Vanguard Target Retirement 2020 Fund (14.08%)
American Beacon Large Cap Value Fund Investor Class (16.70%)	Loomis Sayles Core Plus Bond Y Fund (5.22%)	Vanguard Target Retirement 2025 Fund (15.94%)
Columbia Small Cap Index Z Fund (13.10%)	Morley Stable Value Fund (0%)	Vanguard Target Retirement 2030 Fund (17.52%)
Dreyfus MidCap Index Fund (15.68%)	PIMCO Real Return Institutional Fund (3.92%)	Vanguard Target Retirement 2035 Fund (19.12%)
Fidelity Contrafund (32.26%)	PIMCO All Asset Institutional Fund (13.98%)	Vanguard Target Retirement 2040 Fund (20.71%)
Fidelity International Discovery Fund (31.70%)	T. Rowe Price Dividend Growth Fund (19.32%)	Vanguard Target Retirement 2045 Fund (21.42%)
Fidelity International Index Premium Fund (25.35%)	T. Rowe Price Mid-Cap Growth Advantage (24.53%)	Vanguard Target Retirement 2050 Fund (21.39%)
Fidelity Spartan 500 Index Institutional Fund (21.79%)	T. Rowe Price Real Estate Fund (4.42%)	Vanguard Target Retirement 2055 Fund (21.38%)
Fidelity Spartan US Bond Index Advantage Fund (3.48%)	T. Rowe Price QM US Small Cap Growth Equity Advantage (21.77%)	Vanguard Target Retirement Income Fund (8.47%)
Goldman Sachs International Small Cap Insights A Fund (32.54%)	Vanguard Target Retirement 2015 Fund (11.50%)
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
The Company has an employment agreement in effect with Messrs. Gluchowski, Kraft, Roberts, Ride, and Spangler. The employment agreements with Messrs. Roberts, Ride, and Spangler automatically renew for successive one-year terms unless either the Company or the executive provides notice of non-renewal. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.
No severance payments or benefits are payable in the event of a termination for cause or resignation without good reason (each as defined below). For Messrs. Roberts, Ride, and Spangler, in the event of termination by reason of executive's death, disability, or due to non-renewal by the executive, the executive would be entitled to a prorated portion of his annual bonus, if any, for the year in which termination occurs, based on actual performance results for the full year and payable when bonuses are paid to other senior executives. Additional severance payments and benefits for each NEO are described below.
For all NEOs, severance payments and benefits are conditioned upon the execution by the executive of a release of claims against the Company and his continued compliance with the restrictive covenants contained in the employment agreement and/or stock option award agreement. The employment agreements and/or stock option award agreements require the executive not to disclose at any time confidential information of the Company or of any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. Pursuant to their employment agreements and/or stock option award agreements, the executives are also required (i) during employment and for one year thereafter not to compete with the Company and (ii) during employment and for two years thereafter not to solicit the employees, customers, or business relations of the Company or make disparaging statements about the Company.
Gregory J. Gluchowski, Jr.
For Mr. Gluchowski, in the event of termination of employment by the Company without cause or resignation by Mr. Gluchowski with good reason, Mr. Gluchowski would be entitled to continued payments of base salary and target bonus for a period of one year following termination.
Robert O. Kraft
For Mr. Kraft, in the event of termination of employment by the Company without cause or resignation by Mr. Kraft with good reason, Mr. Kraft would be entitled to (i) continued payments of base salary for a period of one year following termination and (ii) a proportionate portion of his annual bonus for the year in which the termination occurs, payable when bonus payments for such year are made to other senior executives.

Douglas D. Roberts
For Mr. Roberts, in the event of termination of employment by the Company without cause or resignation by Mr. Roberts with good reason, Mr. Roberts would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage and life and disability benefits coverage for twelve months.
Scott C. Ride
For Mr. Ride, in the event of termination of employment by the Company without cause or resignation by Mr. Ride with good reason, Mr. Ride would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage and life and disability benefits coverage for twelve months.
Todd M. Spangler
For Mr. Spangler, in the event of termination of employment by the Company without cause or resignation by Mr. Spangler with good reason, Mr. Splangler would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage and life and disability benefits coverage for twelve months.
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
Subject to the optionee's continuous employment by Hillman through the consummation of a change in control, 100% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in an multiple on investment of at least 2.0.
Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 30, 2017. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive	Termination without cause, resignation with good reason, or non-renewal by the Company	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control	Change in Control (regardless of termination)(1)
Gregory J. Gluchowski, Jr.	$—	$1,300,000	$1,300,000	$1,332,730
Robert O. Kraft	—	415,000	415,000	474,000
Douglas D. Roberts	83,517	416,361	412,276	278,214
Scott C. Ride(2)	131,527	461,518	460,343	417,120
Todd M. Spangler	103,458	445,774	439,608	417,322

(1)
Represents the cash-out value of unvested options as of December 30, 2017, at the fair market value of the Company's common stock ($1,158) less the exercise price assuming that the MOI thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would actually be met.

(2)	Mr. Ride's payout amounts were converted from Canadian dollars to U.S. dollars using the year-end exchange rate of 1.2545 Canadian dollars per U.S. dollar.

(3)
Mr. Leonard resigned effective August 11, 2017 and received no compensation upon his termination. Mr. Paulin retired effective April 30, 2017. Mr. Paulin received severance of approximately $825,713 upon his resignation. His severance included twenty four months of his base salary, a termination bonus, his prorated bonus for fiscal year 2017, accrued but unused vacation and twenty four months of health benefit coverage. Mr. Paulin's payout amounts were converted from Canadian dollars to U.S. dollars using the year-end exchange rate of 1.2545 Canadian dollars per U.S. dollar.

Pay Ratio Disclosure
The following information is a reasonable estimate of the annual total compensation of our employees as relates to the 2017 total compensation of our CEO. Based on the methodology described below, our CEO’s 2017 total compensation was approximately 34 times that of our median employee.
We identified the median employee using our employee population as of December 30, 2017, which included all 3,482 global full-time, part-time, temporary, and seasonal employees employed on that date. We applied an exchange rate as of December 30, 2017 to convert all international currencies into U.S. Dollars.
A variety of pay elements comprise the total compensation of our employees. This includes annual base salary, equity awards, annual cash incentive payments based on company performance, sales or commission incentives, and various field bonuses. The incentive awards an employee is eligible for is based on his or her pay grade and reporting level, and are consistently applied across the organization. Cash incentives, rather than equity, is the primary vehicle of incentive compensation for most of our employees throughout the organization. While all employees earn a base salary, not all receive such cash incentive payments. Furthermore, fewer than 1% of our employees receive equity awards. Consequently, for purposes of applying a consistently-applied compensation metric for determining our median employee, we selected annual base salary as the sole, and most appropriate, compensation element for determining the median employee. We used the annual base salary of our employees as reflected on our human resources systems on December 30, 2017, excluding that of our CEO, in preparing our data set.
Using this methodology we determined that the median employee was a full-time service representative located in Canada with total annual compensation of $32,830, which includes base pay, overtime pay, and bonus pay. With respect to the 2017 total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this filing, $1,113,852. Accordingly, our CEO to Employee Pay Ratio is 34:1.The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with the applicable SEC disclosure rules.
Director Compensation for Fiscal Year 2017

The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 30, 2017.

Name	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Douglas J. Cahill (1)	$—	$—	$—	$—
Max W. Hillman, Jr. (2)	60,000	—	—	60,000
Aaron Jagdfeld (3)	75,000	—	—	75,000
Jonathan R. Lynch (1)	—	—	—	—
Kevin Mailender (4)	—	—	—	—
Joseph M. Scharfenberger, Jr. (1)	—	—	—	—
Tyler Wolfram (4)	—	—	—	—
Philip K. Woodlief (3)	75,000	—	—	75,000
Richard F. Zannino (1)	—	—	—	—

(1)	Messrs. Cahill, Lynch, Scharfenberger, and Zannino are employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 30, 2017.

(2)	Mr. Hillman is entitled to an annual Board fee of $60,000.

(3)	Messrs. Jagdfeld and Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee Fee of $15,000.

(4)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 30, 2017.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee of the Board of the Company are Mr. Zannino and Mr. Cahill. None of these committee members were officers or employees of the Company during fiscal year 2017, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 30, 2017 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	57.866%
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.558%
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.871%
Douglas J. Cahill	—	—
Gregory J. Gluchowski, Jr.	2,000.0000	*
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Jeffrey S. Leonard	500.0000	*
Robert O. Kraft (6)	500.0000	*
Jonathan R. Lynch	—	—
Kevin M. Mailender	—	—
Richard C. Paulin	1,200.0000	*
Scott C. Ride	—	—
Douglas D. Roberts	500.0000	*
Joseph M. Scharfenberger, Jr.	—	—
Todd M. Spangler	470.0000	*
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
All Directors and Executive Officers as a Group (16 persons)	7,170.000	1.312%
*    Less than 1%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.

(2)	Based on 546,389 shares outstanding as of December 30, 2017.

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

(5)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.

(6)	During the year ended December 30, 2017, Robert Kraft purchased 500 shares of Holdco stock.

Item 13 – Certain Relationships and Related Transactions.

The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $519,000 for the year ended December 30, 2017, $550,000 for the year ended December 31, 2016, and $630,000 for the six month period ended December 31, 2015.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500,000 for the year ended December 30, 2017, $500,000 for the year ended December 31, 2016, and $400,000 the year ended December 31, 2015. We recorded the purchase of Holdco stock from a former member of management of $540,000 for the year ended December 31, 2015.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $353,000 for the year ended December 30, 2017, $343,000 for the year ended December 31, 2016, and $311,000 for the year ended December 31, 2015.
The Company has three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities in Canada. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Company's rental expense for these facilities was $663,000 for the year ended December 30, 2017, $621,000 for the year ended December 31, 2016, and $645,000 for the year ended December 31, 2015.
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

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2017 audit were approximately $580,000 and the 2016 audit fees were approximately $555,000.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not under “Audit Fees.”
In the year ended December 30, 2017 fees for audit related services were $60,000 for accounting consultations. There were no audit related fees billed by KPMG LLP in 2016.

Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2017 or 2016.
All Other Fees
No other services were rendered by KPMG LLP for 2017 or 2016.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 30, 2017 and December 31, 2016.

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
4.7
Indenture, dated as of June 30, 2014, among HMAN Finance Sub Corp., HMAN Intermediate Finance Sub Corp., as guarantor and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit 4.1)

4.8
First Supplemental Indenture, dated as of June 30, 2014, among The Hillman Group, Inc. and certain guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit 4.2)

10.1
The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004 - Exhibit - 10.1)

10.2
First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (3) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004 - Exhibit - 10.2)

10.3
Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2006 - Exhibit 10.2)

10.4
Development Alliance Agreement, dated as of March 10, 2011, by and among KeyWorks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011 - Exhibit - 10.5)

10.5	2014 Equity Incentive Plan. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit - 10.2)
10.6
Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit - 10.1)

10.7	Form of 2014 Equity Incentive Plan Award Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2014 - Exhibit10.2)
10.8
Employment Agreement between Jeffrey S. Leonard and The Hillman Group, Inc. dated March 4, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2015 - Exhibit 10.1)

10.9
Employment Agreement between Greg Gluchowski and The Hillman Group, Inc. dated August 18, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2015 - Exhibit 10.1)

10.10
Employment Agreement between Robert Kraft and The Hillman Group, Inc. dated October 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2017 - Exhibit 10.1)

10.11
Employment Agreement between Scott Ride and The Hillman Group Canada ULC. dated December 2, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2017 - Exhibit 10.5)

10.12	* Amendment to Employment Agreement between Scott Ride and The Hillman Group Canada ULC. dated June 10, 2015
10.13	* Employment Agreement between Todd Spangler and The Hillman Group, Inc. dated June 18, 2012
10.14	* Amendment to Employment Agreement between Todd Spangler and the Hillman Group, Inc. dated June 10, 2015
10.15	* Employment Agreement between Douglas Roberts and The Hillman Group, Inc. dated May 14, 2012
10.16	* Amendment to Employment Agreement between Doug Roberts and the Hillman Group, Inc. dated June 10, 2015
12.1	* Computation of Ratio of Income to Fixed Charges.
21.1	* Subsidiaries. (As of December 30, 2017)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	* Supplemental Financial Information for The Hillman Companies, Inc.

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed with the SEC on March 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 30, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, (iii) Consolidated Statements of Cash Flows for the year ended December 30, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 30, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

Item 16 – Form 10-K Summary.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Dated: March 21, 2018	By:	/s/ Robert O. Kraft
Robert O. Kraft
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Gregory J. Gluchowski, Jr.	Principal Executive Officer and Director	March 21, 2018
Gregory J. Gluchowski, Jr.
/s/ Robert O. Kraft	Principal Financial Officer	March 21, 2018
Robert O. Kraft
/s/ Nicholas P. Ruffing	Chief Accounting Officer	March 21, 2018
Nicholas P. Ruffing
/s/ Douglas J. Cahill	Chairman and Director	March 21, 2018
Douglas J. Cahill
/s/ Max W. Hillman, Jr.	Director	March 21, 2018
Max W. Hillman, Jr.
/s/ Aaron Jagdfeld	Director	March 21, 2018
Aaron Jagdfeld
/s/ Jonathan R. Lynch	Director	March 21, 2018
Jonathan R. Lynch
/s/ Kevin Mailender	Director	March 21, 2018
Kevin Mailender
/s/ Joseph M. Scharfenberger, Jr.	Director	March 21, 2018
Joseph M. Scharfenberger, Jr.
/s/ Tyler J. Wolfram	Director	March 21, 2018
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 21, 2018
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 21, 2018
Richard F. Zannino