Form 10-Q
period 2018-03-31
HILLMAN COMPANIES INC
filed 2018-05-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 15, 2018, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,234	$9,937
Accounts receivable, net of allowances of $917 ($1,121 - 2017)	84,797	78,994
Inventories, net	240,241	219,479
Other current assets	7,071	11,850
Total current assets	337,343	320,260
Property and equipment, net of accumulated depreciation of $103,964 ($98,674 - 2017)	164,780	153,143
Goodwill	619,976	620,503
Other intangibles, net of accumulated amortization of $142,275 ($132,659 - 2017)	682,904	693,195
Other assets	9,455	12,116
Total assets	$1,814,458	$1,799,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,079	$74,051
Current portion of debt and capital leases	5,696	5,706
Accrued expenses:
Salaries and wages	12,475	9,784
Pricing allowances	4,709	5,908
Income and other taxes	3,571	4,146
Interest	4,549	9,717
Other accrued expenses	15,637	19,911
Total current liabilities	147,716	129,223
Long term debt	1,004,292	989,674
Deferred income taxes, net	148,706	145,728
Other non-current liabilities	7,051	7,189
Total liabilities	$1,307,765	$1,271,814
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 31, 2018 and December 30, 2017	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at March 31, 2018 and December 30, 2017	—	—
Additional paid-in capital	552,020	551,518
(Accumulated deficit) retained earnings	(15,751)	2,422
Accumulated other comprehensive loss	(29,576)	(26,537)
Total stockholder's equity	506,693	527,403
Total liabilities and stockholder's equity	$1,814,458	$1,799,217
The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 31, 2018	Thirteen Weeks Ended April 1, 2017
Net sales	$207,595	$188,779
Cost of sales (exclusive of depreciation and amortization shown separately below)	109,590	101,594
Selling, general and administrative expenses	71,076	66,546
Depreciation	8,942	8,718
Amortization	9,723	9,472
Management fees to related party	128	133
Other income	(981)	(784)
Income from operations	9,117	3,100
Interest expense, net	13,571	12,477
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)
Loss before income taxes	(7,511)	(12,434)
Income tax expense (benefit)	2,806	(5,750)
Net loss	$(10,317)	$(6,684)
Net loss from above	$(10,317)	$(6,684)
Other comprehensive income:
Foreign currency translation adjustments	(3,039)	2,038
Total other comprehensive (loss) income	(3,039)	2,038
Comprehensive loss	$(13,356)	$(4,646)

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 31, 2018	Thirteen Weeks Ended April 1, 2017
Cash flows from operating activities:
Net loss	$(10,317)	$(6,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,665	18,190
Deferred income taxes	3,068	(5,888)
Deferred financing and original issue discount amortization	616	642
Stock-based compensation expense	487	598
Other non-cash interest and change in value of interest rate swap	(1,057)	(459)
Changes in operating items:
Accounts receivable	(5,752)	(6,711)
Inventories	(22,208)	(11,624)
Other assets	(346)	(1,720)
Accounts payable	27,423	13,097
Other accrued liabilities	(8,160)	(4,027)
Net cash provided by (used for) operating activities	2,419	(4,586)
Cash flows from investing activities:
Capital expenditures	(20,994)	(10,386)
Net cash used for investing activities	(20,994)	(10,386)
Cash flows from financing activities:
Repayments of senior term loans	(1,375)	(1,375)
Borrowings on revolving credit loans	22,500	4,286
Repayments of revolving credit loans	(7,000)	—
Principal payments under capitalized lease obligations	(42)	(54)
Net cash provided by financing activities	14,083	2,857
Effect of exchange rate changes on cash	(211)	(7)
Net decrease in cash and cash equivalents	(4,703)	(12,122)
Cash and cash equivalents at beginning of period	9,937	14,106
Cash and cash equivalents at end of period	$5,234	$1,984
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$3,057	$3,057
Interest paid	18,343	17,014
Income taxes paid	417	52

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 31, 2018 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 30, 2017.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 30, 2017.
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

Revenue Recognition:
Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts, rebates, and slotting fees. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table disaggregates our revenue by product category.

	Thirteen Weeks Ended March 31, 2018
	United States	Canada	Other	Consolidated
Fastening Solutions	98,890	23,511	1,576	123,977
Custom Solutions	52,600	1,189	8	53,797
Home Solutions	23,742	5,886	193	29,821
Total Revenue	175,232	30,586	1,777	207,595

	Thirteen Weeks Ended April 1, 2017
	United States	Canada	Other	Consolidated
Fastening Solutions	85,761	22,976	1,545	110,282
Custom Solutions	47,964	1,536	10	49,510
Home Solutions	24,273	4,520	194	28,987
Total Revenue	157,998	29,032	1,749	188,779

Fastening solutions revenues consist primarily of the delivery of fasteners, anchors, and specialty products as well as in-store merchandising services for the related product category.
Custom solutions revenues consist primarily of the delivery of keys and key accessories, pet tags, and letters, numbers, and signs (“LNS”) as well as in-store merchandising services for the related product categories and access to our proprietary key duplicating and engraving equipment.
Home solutions revenues consist primarily of the delivery of builders’ hardware, wall hanging, and threaded rod products as well as in-store merchandising services for the related product category.
The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods. Judgment was required in applying the new revenue standard in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. The Company’s obligation to provide in-store service and access to key duplicating and engraving equipment is satisfied when control of the related products is transferred. Therefore, consistent with the practice prior to the adoption of ASC 606, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the customer’s acceptance of the products. The revenues for all performance obligations are recognized upon the customer's acceptance of the products.
The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, general, and administrative expense when control over products is transferred to the customer.
The Company used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $7,852 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, and an increase of $637 to other accrued expenses. The cumulative adjustment primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

of the master service agreement. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the quarter ended March 31, 2018 was an increase of $998 as a result of applying Topic 606. A majority of our revenue continues to be recognized when products are shipped or delivered to customers. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.The Company had operating leases with remaining rental payments of approximately $72,426 as of December 30, 2017 and the Company has assets that are deployed with customers that may qualify as leases under the new standard.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. The Company is currently evaluating the impact of implementing this guidance on its Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU effective December 31, 2017, and it did not have a material impact on its Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard eliminates the exception to the principle in ASC 740 for all intra-entity sales of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU effective December 31, 2017 and it did not have a material impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. The ASU is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU effective December 31, 2017 and it did not have a material impact on its Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This ASU is effective prospectively for annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU effective December 31, 2017 and it did not have a material impact on its Condensed Consolidated Financial Statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to its consolidated financial statements (See Note 7 - Income Taxes).

4. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 30, 2017				March 31, 2018
United States	$586,437	$—	$—	$—	$586,437
Canada	30,372	—	—	(821)	29,551
Mexico	3,694	—	—	294	3,988
Total	$620,503	$—	$—	$(527)	$619,976

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of March 31, 2018 and December 30, 2017 consist of the following:

	Estimated Useful Life (Years)	March 31, 2018	December 30, 2017
Customer relationships	13-20	$702,879	$703,399
Trademarks - All Others	Indefinite	85,630	85,759
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,448	4,455
Patents	7-12	31,922	31,941
Intangible assets, gross		825,179	825,854
Less: Accumulated amortization		142,275	132,659
Other intangibles, net		$682,904	$693,195
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,723 for the thirteen weeks ended March 31, 2018 and $9,472 for the thirteen weeks ended April 1, 2017.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 31, 2018 and thirteen weeks ended April 1, 2017, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

In 2017, the fair value of each reporting unit except the United States was in excess of its carrying value by more than 10%. In 2017, the fair value of United States reporting unit exceeded its carrying value by approximately 4%. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a potential impairment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,102 recorded for such risks is adequate as of March 31, 2018.

As of March 31, 2018, the Company has provided certain vendors and insurers letters of credit aggregating $7,436 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,755 recorded for such risks is adequate as of March 31, 2018.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods currently open for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. On March 16, 2018, the Department published updated results, which were finalized upon the completion of review of appeals in April 2018. Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $4,128 in the thirteen weeks ended March 31, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

It is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company's FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.'s patents. The scope of the lawsuit changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.'s business conduct. Minute Key Inc. filed a motion for summary judgment on February 8, 2016. The court denied that motion on July 8, 2016. Following the denial of Minute Key Inc.’s summary judgment motion, a jury trial was held between August 24, 2016 and September 6, 2016. The jury returned a verdict in Hillman Group’s favor on September 6, 2016 finding that Minute Key Inc.’s actions violated the Federal Lanham Act and the Ohio Deceptive Trade Practices Act. Following this verdict against Minute Key Inc., Hillman Group has filed post-trial motions for recovery of its costs, attorney fees, pre-and post-judgment interest, and an injunction. All of Hillman’s post-trial motions remain pending before the court.

Minute Key Inc. also filed a post-trial motion to set aside the jury verdict. On March 29, 2018, the court denied Minute Key’s motion, finding that there was sufficient evidence presented at trial to permit the jury to reach its September 6, 2016 verdict. Minute Key appealed the court’s decision on the motion and the jury verdict itself to the United States Court of Appeals for the Federal Circuit on April 27, 2018. No action has yet been taken on the appeal.

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

6. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $128 for the thirteen weeks ended March 31, 2018 and $133 for the thirteen weeks ended April 1, 2017.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $87 for the thirteen weeks ended March 31, 2018 and $88 for the thirteen weeks ended April 1, 2017.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $170 for the thirteen weeks ended March 31, 2018 and $156 for the thirteen weeks ended April 1, 2017.

7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 31, 2018 and the thirteen weeks ended April 1, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) to calculate the income tax expense.

For the thirteen weeks ended March 31, 2018, the effective income tax rate was (37.4)%. The Company recorded income tax expense for the thirteen weeks ended March 31, 2018 of $2,806. The negative effective tax rate for the thirteen weeks ended March 31, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act"). The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 31, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

non-deductible expenses, and several aspects of the Tax Act including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation.

The effective income tax rate was 46.2% for the thirteen weeks ended April 1, 2017. The Company recorded an income tax benefit for the thirteen weeks ended April 1, 2017 of $5,750. The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended April 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen weeks ended April 1, 2017 were due to state and foreign income taxes.

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included, among other things, several new taxes that may impact the Company’s 2018 effective tax rate. The new taxes include: Global Intangible Low-Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and an IRC Section 163(j) interest limitation (Interest Limitation).  For the thirteen weeks ended March 31, 2018, we have not recorded provisional estimates in our effective tax rate for FDII or BEAT because we currently estimate that these provisions of the Tax Act will not apply in 2018. However, the Company may be subject to GILTI, which is a tax on foreign income in excess of a deemed return on tangible assets of foreign subsidiaries. The Company currently included a provisional estimated increase to the effective tax rate related to GILTI income from its foreign subsidiaries. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. Lastly, the Company recorded a provisional increase to income tax expense for recording a $5,690 valuation allowance on the Company’s Interest Limitation for 2018. The Company will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and the valuation allowance recorded on the Interest Limitation as we gather additional information.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), the provisional amounts recorded represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the Tax Act, including collecting, preparing and analyzing necessary information, performing and refining calculations and obtaining additional guidance from the U.S. Internal Revenue Services (IRS), U.S. Treasury Department, FASB or other standard setting and regulatory bodies on the Tax Act, it may record adjustments to the provisional amounts, which may be material. In accordance with SAB 118, the Company’s accounting for the tax effects of the Tax Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.

8. Long Term Debt:

The following table summarizes the Company’s debt:

	March 31, 2018	December 30, 2017
Revolving loans	$35,000	$19,500
Senior term loan, due 2020	529,375	530,750
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	393	435
	1,003,472	989,389
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	18,463	18,771
(Subtract) current portion of long term debt and capital leases	(5,696)	(5,706)
(Subtract) deferred financing fees	(11,947)	(12,780)
Total long term debt, net	$1,004,292	$989,674

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of March 31, 2018, there was $529,375 outstanding under the Company’s term loan. As of March 31, 2018, the Company had $35,000 outstanding under its revolving credit facility along with $7,436 of letters of credit. The Company has approximately $27,564 of available borrowings under the revolving credit facility as a source of liquidity.

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
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%. The interest rate on the term loan was 5.8% at March 31, 2018.
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement (the "2018 Swap") with three-year terms for notional amounts of $90,000. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swaps fix the interest rate at 2.3% plus the applicable interest rate margin of 3.5% for an effective rate of 5.8%.
The total fair value of the 2014 Swaps was $66, and the fair value of the 2018 Swap was $599 as of March 31, 2018. These were reported on the condensed consolidated balance sheet in other current assets and other non-current assets, respectively. An increase in other income recorded in the statement of comprehensive loss for the unfavorable change of $1,057 in fair value since December 30, 2017.
The total fair value of the 2014 Swaps was $392 as of December 30, 2017 and was reported on the condensed consolidated balance sheet in other current liabilities.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the gain or loss on these derivatives was recognized in current earnings.
Foreign Currency Forward Contracts
During 2016 and 2017 the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts:

	2016 FX Contracts	2017 FX Contracts
Maturity date range:
Minimum	April 2016	October 2017
Maximum	April 2017	April 2018
Fixed exchange rate range:
Minimum	1.2536	1.3002
Maximum	1.3458	1.3518

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The total notional amount of contracts outstanding was C$330 and C$2,993 as of March 31, 2018 and December 30, 2017, respectively. The total fair value of the outstanding foreign currency forward contracts was $6 and $140 as of March 31, 2018 and December 30, 2017, respectively, and was reported on the condensed consolidated balance sheet in other current liabilities. An increase in other expense of $85, including contracts settled during the thirteen weeks ended March 31, 2018, was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 30, 2017.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$2,039	$—	$—	$2,039
Interest rate swaps	—	665	—	665
Foreign exchange forward contracts	—	(6)	—	(6)

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,294	$—	$—	$2,294
Interest rate swaps	—	(392)	—	(392)
Foreign exchange forward contracts	—	(140)	—	(140)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 31, 2018, the 2014 Swaps were recorded as other current assets and the 2018 Swap was recorded as other non-current assets on the accompanying condensed consolidated balance sheets. As of December 30, 2017, the 2014 Swaps were included in other current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of March 31, 2018 and December 30, 2017, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of March 31, 2018 and December 30, 2017 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	March 31, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$325,277	$318,450	$325,000	$325,050
Junior Subordinated Debentures	127,167	134,222	124,475	148,098

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 31, 2018 and December 30, 2017 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 31, 2018 and December 30, 2017 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

11. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 31, 2018: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of March 31, 2018. The Company's other segments have been combined in the "All Other" category. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended March 31, 2018 and thirteen weeks ended April 1, 2017.

	Thirteen Weeks Ended March 31, 2018	Thirteen Weeks Ended April 1, 2017
Revenues
United States	$175,232	$157,998
Canada	30,586	29,032
All Other	1,777	1,749
Total revenues	$207,595	$188,779
Segment income (loss) from operations
United States	$10,924	$4,602
Canada	(2,021)	(1,990)
All Other	214	488
Total income from operations	$9,117	$3,100

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

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

We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 7.2% in 2016, decreased by 6.3% in 2017, and decreased by 3.6% during the thirteen weeks ended March 31, 2018. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 1.2% in 2016, declined by 8.5% in 2017, and declined by 1.8% during the thirteen weeks ended March 31, 2018 .
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 3.0% in 2016, decreased by 6.6% in 2017, and increased by 2.8% during the thirteen weeks ended March 31, 2018. In response, we implemented price increases in the Canada operating segment during 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 31, 2018 and the thirteen weeks ended April 1, 2017.
Thirteen Week Period Ended March 31, 2018 vs the Thirteen Week Period Ended April 1, 2017

	Thirteen Weeks Ended March 31, 2018		Thirteen Weeks Ended April 1, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$207,595	100.0%	$188,779	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	109,590	52.8%	101,594	53.8%
Selling, general and administrative expenses	71,076	34.2%	66,546	35.3%
Depreciation	8,942	4.3%	8,718	4.6%
Amortization	9,723	4.7%	9,472	5.0%
Other (income) expense	(853)	(0.4)%	(651)	(0.3)%
Income from operations	9,117	4.4%	3,100	1.6%
Interest expense, net of investment income	16,628	8.0%	15,534	8.2%
Income before income taxes	(7,511)	(3.6)%	(12,434)	(6.6)%
Income tax expense	2,806	1.4%	(5,750)	(3.0)%
Net income (loss)	$(10,317)	(5.0)%	$(6,684)	(3.5)%

Net Sales

Net sales for the first quarter of 2018 were $207.6 million, an increase of approximately $18.8 million compared to net sales of $188.8 million for the first quarter of 2017. The increase from prior year was primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added approximately $10.0 million in net sales in the first quarter of 2018. Key and key accessory sales increased by $4.0 million primarily due to the key program roll out to a new key customer in the first quarter of 2018. Sales of anchors increased by $2.7 million due to the roll out of new products. Sales of hurricane related products increased $1.7 million. Lastly, sales in Canada increased by $1.6 million primarily due to the roll out of builders’ hardware products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.
Cost of Sales
Our cost of sales was $109.6 million, or 52.8% of net sales, in the first quarter of 2018, an increase of approximately $8.0 million compared to $101.6 million, or 53.8% of net sales, in the first quarter of 2017. The decrease of 1.0% in cost of sales, expressed as a percent of net sales, in the first quarter of 2018 compared to the first quarter of 2017 was primarily driven by a reduction of $4.1 million in cost of sales due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 5 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $71.1 million in the thirteen weeks ended March 31, 2018, an increase of approximately $4.5 million, compared to $66.5 million in the thirteen weeks ended April 1, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $31.1 million in the first quarter of 2018, an increase of $1.8 million compared to $29.3 million in the first quarter of 2017. The increase in selling expense was primarily due to the implementation of a new pricing program and the acquisition of ST Fastening Systems which added $0.6 million in selling expense in the current year.

•
Warehouse and delivery expenses were $28.4 million in the first quarter of 2018, an increase of $2.0 million compared to $26.4 million in the first quarter of 2017. The increase was primarily due to the acquisition of ST Fastening Systems, which added $1.2 million in warehouse and delivery expense in the current year.

•
General and administrative (“G&A”) expenses were $11.6 million in the first quarter of 2018, an increase of $0.7 million compared to $10.9 million in the first quarter of 2017. The increase was primarily due to the aquisition of ST Fastening Systems which added $0.8 million in G&A expense in the current year.

Depreciation expense was $8.9 million in the first quarter of 2018 compared to depreciation expense of $8.7 million in the first quarter of 2017. Amortization expense was $9.7 million in the first quarter of 2018 compared to $9.5 million in the first quarter of 2017. The increases in depreciation and amortization were driven by the acquisition of ST Fastening Systems in the fourth quarter of 2017.

Other income was $0.9 million in the first quarter of 2018 compared to other income of $0.7 million in the first quarter of 2017. In the first quarter of 2018, we recorded a gain of $1.1 million on the mark to market adjustments on the interest rate swaps as compared to a gain of $0.5 million in the first quarter of 2017. Additionally we recorded an exchange rate loss of $0.1 million in the first quarter of 2018 as compared to a gain of $0.3 million in the first quarter of 2017.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen weeks ended March 31, 2018 and thirteen weeks ended April 1, 2017 (dollars in thousands):

	Thirteen Weeks Ended March 31, 2018	Thirteen Weeks Ended April 1, 2017
Revenues
United States	$175,232	$157,998
Canada	30,586	29,032
All Other	1,777	1,749
Total revenues	$207,595	$188,779
Segment income (loss) from operations
United States	$10,924	$4,602
Canada	(2,021)	(1,990)
All Other	214	488
Total income from operations	$9,117	$3,100
The Thirteen Week Period Ended March 31, 2018 vs the Thirteen Week Period Ended April 1, 2017

Net Sales
Net sales for the thirteen weeks ended March 31, 2018 increased $18.8 million compared to the net sales for the thirteen weeks ended April 1, 2017. For the United States operating segment, net sales increased by $17.2 million primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $10.0 million in net sales in the first quarter of 2018. Additionally, key and key accessory sales increased by $4.0 million primarily due to the key program roll out to a new key customer in the first quarter of 2018, and sales of anchors increased by $2.7 million due to the roll out of new products. Net sales for our Canada operating segment increased by $1.6 million primarily due to the roll out of builders’ hardware products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.

Income from Operations
Income from operations for the thirteen weeks ended March 31, 2018 increased $6.0 million compared to income from operations for the thirteen weeks ended April 1, 2017.

Income from operations of our United States segment increased by approximately $6.3 million in the thirteen weeks ended March 31, 2018 to $10.9 million as compared to $4.6 million in the thirteen weeks ended April 1, 2017. The increase was primarily driven by increased sales and the $4.1 million reduction in cost of sales due to an adjustment of our accrual for anti-dumping duties based on the final results of the U.S. Department of Commerce's administrative review. See Note 5 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. The acquisition of ST Fastening systems also contributed $1.4 million in income from operations in the first quarter of 2018.

Loss from operations in our Canada segment for thirteen weeks ended March 31, 2018 of $2.0 million was consistent with the seasonality of the business and loss from operations in the thirteen weeks ended April 1, 2017 as the increase in sales was offset by higher operating costs and the unfavorable impact of conversion of the local currency expenses to U.S. dollars.

Income Taxes

In the thirteen weeks ended March 31, 2018, we recorded an income tax provision of $2.8 million on pre-tax loss of $7.5 million. The effective income tax rates was (37.4)% for the thirteen weeks ended March 31, 2018.

In the thirteen weeks ended April 1, 2017, we recorded an income tax benefit of $5.8 million on a pre-tax loss of $12.4 million. The effective income tax rates were 46.2% for the thirteen weeks ended April 1, 2017.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 31, 2018 primarily due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act"). The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 31, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act.

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

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended March 31, 2018 and thirteen weeks ended April 1, 2017 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the thirteen weeks ended March 31, 2018 was $2.4 million as compared to a use of $4.6 million in the comparable prior year period. Operating cash flows for the thirteen weeks ended March 31, 2018 were favorably impacted by an increase in accounts payable due to changes in payment terms and increased inventory purchases. Operating cash flows for the thirteen weeks ended April 1, 2017 were unfavorably impacted by an increase in inventory related to the build up of inventory for spring selling season and an increase in accounts receivable due to higher sales.

Net cash used by investing activities was $21.0 million and $10.4 million for the thirteen weeks ended March 31, 2018 and thirteen weeks ended April 1, 2017, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.

Net cash provided by financing activities was $14.1 million for the thirteen weeks ended March 31, 2018. Borrowings on our revolving credit loans provided $22.5 million. We used cash to pay $1.4 million in principal payments on the senior term loan under the Senior Facilities and, $7.0 million in payments on the revolving credit loans,

Net cash provided by financing activities was $2.9 million for the thirteen weeks ended April 1, 2017. The borrowings on revolving credit loans provided $4.3 million. We used cash to pay $1.4 million in principal payments on the senior term loan under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $189.6 million as of March 31, 2018 represents a decrease of $1.4 million from the December 30, 2017 level of $191.0 million.

In addition, the Company expects to pursue a refinancing of some of its outstanding debt securities during the current year. Completion of any refinancing transaction is subject to uncertainties, including market conditions and other factors and there can be no assurance that the Company will be able to complete a refinancing transaction on the anticipated terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Debt Covenants

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times the last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35.0% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the

Junior Subordinated Debentures, or undertake certain other business activities. As of March 31, 2018, the total revolving credit commitment of the Company was 60.6% utilized and the senior secured leverage ratio covenant was in effect. The Company met the leverage ratio requirements as of March 31, 2018.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2018, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes, other than revenue recognition discussed below, to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 30, 2017.
Revenue Recognition:

Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
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
Our performance obligations under our arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods. Judgment was required in applying the new revenue standard in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Our obligation to provide in-store service and access to key duplicating and engraving equipment is satisfied when control of the related products is transferred. Therefore, consistent with the practice prior to the adoption of ASC 606, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the customer’s acceptance of the products. The revenues for all performance obligations are recognized upon the customer's acceptance of the products.
The costs to obtain a contract are insignificant, and generally contract terms do not extend beyond one year. Therefore, these costs are expensed as incurred. Freight and shipping costs and the cost of our in-store merchandising services teams are recognized in selling, general, and administrative expense when control over products is transferred to the customer.
We used the practical expedient regarding the existence of a significant financing component as payments are due in less than one year after delivery of the products.
See Note 2 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial statements for information on disaggregated revenue by product category.
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
Based on our exposure to variable rate borrowings at March 31, 2018, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.3 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $124.6 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 31, 2018. The foreign subsidiaries net tangible assets were $51.9 million and the net intangible assets were $72.8 million as of March 31, 2018.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 9 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2018, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We modified existing internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on December 31, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 15, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 31, 2018 and the thirteen weeks ended April 1, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 31, 2018 and the thirteen weeks ended April 1, 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 15, 2018