Form 10-Q
period 2018-06-30
HILLMAN COMPANIES INC
filed 2018-08-08
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On August 8, 2018, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,659	$9,937
Accounts receivable, net of allowances of $933 ($1,121 - 2017)	94,717	78,994
Inventories, net	247,729	219,479
Other current assets	6,707	11,850
Total current assets	359,812	320,260
Property and equipment, net of accumulated depreciation of $110,542 ($98,674 - 2017)	173,469	153,143
Goodwill	619,218	620,503
Other intangibles, net of accumulated amortization of $151,786 ($132,659 - 2017)	672,206	693,195
Other assets	11,256	12,116
Total assets	$1,835,961	$1,799,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,591	$74,051
Current portion of debt and capital leases	5,470	5,706
Accrued expenses:
Salaries and wages	7,355	9,784
Pricing allowances	4,773	5,908
Income and other taxes	3,964	4,146
Interest	9,903	9,717
Other accrued expenses	15,957	19,911
Total current liabilities	164,013	129,223
Long term debt	1,025,786	989,674
Deferred income taxes, net	148,925	145,728
Other non-current liabilities	7,023	7,189
Total liabilities	$1,345,747	$1,271,814
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 30, 2018 and December 30, 2017	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 30, 2018 and December 30, 2017	—	—
Additional paid-in capital	552,715	551,518
(Accumulated deficit) retained earnings	(29,282)	2,422
Accumulated other comprehensive loss	(33,219)	(26,537)
Total stockholder's equity	490,214	527,403
Total liabilities and stockholder's equity	$1,835,961	$1,799,217
The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended June 30, 2018	Thirteen Weeks Ended July 1, 2017	Twenty-six Weeks Ended June 30, 2018	Twenty-six Weeks Ended July 1, 2017
Net sales	$246,154	$224,260	$453,749	$413,039
Cost of sales (exclusive of depreciation and amortization shown separately below)	134,027	120,253	243,617	221,847
Selling, general and administrative expenses	78,797	67,380	149,873	133,926
Depreciation	9,535	9,455	18,477	18,173
Amortization	9,712	9,470	19,435	18,942
Management fees to related party	134	130	262	263
Other (income) expense	578	(930)	(403)	(1,714)
Income from operations	13,371	18,502	22,488	21,602
Interest expense, net	14,361	12,696	27,932	25,173
Interest expense on junior subordinated debentures	3,152	3,152	6,304	6,304
Refinancing charges	8,542	—	8,542	—
Investment income on trust common securities	(94)	(94)	(189)	(189)
(Loss) income before income taxes	(12,590)	2,748	(20,101)	(9,686)
Income tax expense (benefit)	941	1,529	3,747	(4,221)
Net (loss) income	$(13,531)	$1,219	$(23,848)	$(5,465)
Net (loss) income from above	$(13,531)	$1,219	$(23,848)	$(5,465)
Other comprehensive income:
Foreign currency translation adjustments	(3,643)	3,395	(6,682)	5,433
Total other comprehensive (loss) income	(3,643)	3,395	(6,682)	5,433
Comprehensive (loss) income	$(17,174)	$4,614	$(30,530)	$(32)

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 30, 2018	Twenty-six Weeks Ended July 1, 2017
Cash flows from operating activities:
Net loss	$(23,848)	$(5,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,912	37,115
Deferred income taxes	3,847	(5,310)
Deferred financing and original issue discount amortization	1,142	1,278
Stock-based compensation expense	992	1,553
Loss on debt restructuring	8,542	—
Loss on sale of property and equipment	53	132
Other non-cash interest and change in value of interest rate swap	(1,418)	(666)
Changes in operating items:
Accounts receivable	(17,687)	(14,289)
Inventories	(33,069)	(7,265)
Other assets	(5)	(1,041)
Accounts payable	46,237	16,805
Other accrued liabilities	(6,828)	5,197
Other items, net	—	6
Net cash provided by operating activities	15,870	28,050
Cash flows from investing activities:
Capital expenditures	(40,065)	(25,251)
Other items, net	—	(1,500)
Net cash used for investing activities	(40,065)	(26,751)
Cash flows from financing activities:
Repayments of senior term loans	(530,750)	(2,750)
Borrowings on senior term loans	530,000	—
Financing fees	(11,752)	—
Borrowings on revolving credit loans	92,000	5,000
Repayments of revolving credit loans	(54,500)	(5,000)
Principal payments under capitalized lease obligations	(73)	(42)
Proceeds from exercise of stock options	200	—
Net cash provided by (used in) financing activities	25,125	(2,792)
Effect of exchange rate changes on cash	(208)	(755)
Net increase (decrease) in cash and cash equivalents	722	(2,248)
Cash and cash equivalents at beginning of period	9,937	14,106
Cash and cash equivalents at end of period	$10,659	$11,858
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$6,115	$6,115
Interest paid	24,364	23,725
Income taxes paid	632	219

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 30, 2018 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 30, 2017.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table disaggregates our revenue by product category.

	Thirteen Weeks Ended June 30, 2018
	United States	Canada	Other	Consolidated
Fastening Solutions	122,086	34,633	1,767	158,486
Custom Solutions	52,715	1,456	18	54,189
Home Solutions	26,755	6,477	247	33,479
Total Revenue	201,556	42,566	2,032	246,154

	Thirteen Weeks Ended July 1, 2017
	United States	Canada	Other	Consolidated
Fastening Solutions	102,144	31,428	1,372	134,944
Custom Solutions	54,121	1,722	11	55,854
Home Solutions	26,589	6,680	193	33,462
Total Revenue	182,854	39,830	1,576	224,260

	Twenty-six weeks ended June 30, 2018
	United States	Canada	Other	Consolidated
Fastening Solutions	220,808	58,145	3,344	282,297
Custom Solutions	105,516	2,645	25	108,186
Home Solutions	50,464	12,362	440	63,266
Total Revenue	376,788	73,152	3,809	453,749

	Twenty-six weeks ended July 1, 2017
	United States	Canada	Other	Consolidated
Fastening Solutions	187,905	54,404	2,917	245,226
Custom Solutions	102,085	3,258	21	105,364
Home Solutions	50,862	11,200	387	62,449
Total Revenue	340,852	68,862	3,325	413,039

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

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $7,852 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, and an increase of $637 to other accrued expenses. The cumulative adjustment primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the thirteen and twenty-six weeks ended June 30, 2018 as a result of applying Topic 606 was immaterial. A majority of our revenue continues to be recognized when products are shipped or delivered to customers. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

estimate of its deferred tax liability and appropriate disclosures in the notes to its consolidated financial statements (See Note 8 - Income Taxes).

4. Acquisitions

On May 29, 2018, the Company entered into a definitive agreement to acquire Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $165 million.  The Company plans to finance the acquisition with the unfunded delayed draw term loan facility of $165 million. The acquisition is expected to close in the third quarter of 2018 and is subject to customary closing conditions.

5. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 30, 2017				June 30, 2018
United States	$586,437	$164	$—	$—	$586,601
Canada	30,372	—	—	(1,438)	28,934
Mexico	3,694	—	—	(11)	3,683
Total	$620,503	$164	$—	$(1,449)	$619,218

(1)	These amounts relate to the adjustments to the opening balance sheet for the acquisition of ST Fastening Systems ("STFS"). STFS was acquired in the fourth quarter of 2017.

(2)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of June 30, 2018 and December 30, 2017 consist of the following:

	Estimated Useful Life (Years)	June 30, 2018	December 30, 2017
Customer relationships	13-20	$701,898	$703,399
Trademarks - All Others	Indefinite	85,443	85,759
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,443	4,455
Patents	7-12	31,908	31,941
Intangible assets, gross		823,992	825,854
Less: Accumulated amortization		151,786	132,659
Other intangibles, net		$672,206	$693,195
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,712 and $19,435 for the thirteen and twenty-six weeks ended June 30, 2018 and $9,470 and $18,942 for the thirteen and twenty-six weeks ended July 1, 2017.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 30, 2018 and thirteen and twenty-six weeks ended July 1, 2017, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

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

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,036 recorded for such risks is adequate as of June 30, 2018.

As of June 30, 2018, the Company has provided certain vendors and insurers letters of credit aggregating $6,936 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,755 recorded for such risks is adequate as of June 30, 2018.

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
Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $0 and $4,128 in the thirteen and twenty-six weeks ended June 30, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Income (Loss). In the thirteen and twenty-six weeks ended July 1, 2017, the Company recorded expense of $1,796 and $2,146, respectively, based on the Department's initial assessments.

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

Minute Key Inc. also filed a post-trial motion to set aside the jury verdict. On March 29, 2018, the court denied Minute Key’s motion, finding that there was sufficient evidence presented at trial to permit the jury to reach its September 6, 2016 verdict. Minute Key appealed the court’s decision on the motion and the jury verdict itself to the United States Court of Appeals for the Federal Circuit on April 27, 2018. On May 23, 2018, the parties filed a joint motion in the Court of Appeals requesting that the appeal be deactivated until Hillman’s post-trial motions are decided in the district court, and the Court of Appeals granted the motion and deactivated the appeal on May 29, 2018.

In view of the Company’s agreement to acquire Minute Key, the parties filed a joint motion in the district court on June 7, 2018 requesting that the district court hold all decisions on post-trial motions in abeyance pending the closing of the acquisition. The district court granted the motion on June 12, 2018, and the case is stayed.

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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $134 and $262 for the thirteen and twenty-six weeks ended June 30, 2018 and $130 and $263 for the thirteen and twenty-six weeks ended July 1, 2017.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 and $175 for the thirteen and twenty-six weeks ended June 30, 2018 and $89 and $177 for the thirteen and twenty-six weeks ended July 1, 2017.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

his relatives. The rental expense for the three leases was $167 and $337 for the thirteen and twenty-six weeks ended June 30, 2018 and $153 and $309 for the thirteen and twenty-six weeks ended July 1, 2017.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 30, 2018 and the thirteen and twenty-six weeks ended July 1, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) to calculate the income tax expense (benefit).

For the thirteen and twenty-six weeks ended June 30, 2018, the effective income tax rate was (7.5)% and (18.6)%. The Company recorded income tax expense for the thirteen and twenty-six weeks ended June 30, 2018 of $941 and $3,747. The negative effective tax rate for the thirteen and twenty-six weeks ended June 30, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 30, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act.

The effective income tax rate was 55.6% and 43.6% for the thirteen and twenty-six weeks ended July 1, 2017. The Company recorded income tax expense/(benefit) for the thirteen and twenty-six weeks ended July 1, 2017 of $1,529 and $(4,221), respectively. The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. Additionally, the effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended July 1, 2017 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and twenty-six weeks ended July 1, 2017 were due to state and foreign income taxes.

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included, among other things, several new taxes that may impact the Company’s 2018 effective tax rate. The new taxes include: GILTI, Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and an IRC Section 163(j) interest limitation (Interest Limitation).  For the thirteen weeks ended March 31, 2018, we have not recorded provisional estimates in our effective tax rate for FDII or BEAT because we currently estimate that these provisions of the Tax Act will not apply in 2018. However, the Company may be subject to GILTI, which is a tax on foreign income in excess of a deemed return on tangible assets of foreign subsidiaries. The Company currently included a provisional estimated increase to the effective tax rate related to GILTI income from its foreign subsidiaries. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. Lastly, the Company recorded a provisional increase to income tax expense for recording a $6,831 valuation allowance on the Company’s Interest Limitation for 2018. The Company will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and the valuation allowance recorded on the Interest Limitation as we gather additional information.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long Term Debt:

The following table summarizes the Company’s debt:

	June 30, 2018	December 30, 2017
Revolving loans	$57,000	$19,500
Senior term loan, due 2021	—	530,750
Senior term loan, due 2025	530,000	—
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	362	435
	1,026,066	989,389
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	18,148	18,771
(Subtract) current portion of long term debt and capital leases	(5,470)	(5,706)
(Subtract) deferred financing fees	(12,958)	(12,780)
Total long term debt, net	$1,025,786	$989,674

On May 31, 2018, the Company entered into a new credit agreement consisting of a new funded term loan of $530 million and an unfunded delayed draw term loan facility ("DDTL") of $165 million ("2018 Term Loan"). Concurrently, the Company also entered into a new $150 million asset-based revolving credit agreement ("ABL Revolver"). The proceeds from the 2018 Term Loan and ABL Revolver were used to refinance in full all outstanding revolving loans and term loans under the existing agreements and to pay fees and other expenses related to the 2018 Term Loan and ABL revolver. The DDTL may be used to finance permitted acquisitions and to replenish cash and repay revolving credit loans previously used for permitted acquisitions. The DDTL is available to draw upon through May 31, 2019. The 2018 Term Loan and ABL Revolver require the Company to maintain certain financial and non-financial covenants.

The interest rate on the 2018 Term Loan is, at the Company's option, either adjusted LIBOR plus 3.5% per annum or an alternate base rate plus 2.5% per annum. The Term Loan will be payable in quarterly installments equal to .25% of the original principal amount, increased by any funding under the DDTL. The maturity date for the 2018 Term Loan is May 31, 2025. The amounts outstanding under the 2018 Term Loan are guaranteed by the Company and, subject to certain exceptions, the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and the guarantors’ assets.

A portion of the ABL Revolver is available for borrowing by the Company's US subsidiary ($112.5 million) and a portion is available for borrowing by the Company's Canadian subsidiary ($37.5 million), in each case subject to a borrowing base. The interest rate for the ABL Revolver is, at the Company's option, either adjusted LIBOR (or a Canadian banker’s acceptance rate in the case of Canadian loans) plus a margin of 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the ABL Revolver is May 31, 2023. Amounts outstanding under the ABL revolver are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and the guarantors’ assets, plus, in the case of amounts borrowed by the Company's Canadian subsidiary, its and its wholly-owned Canadian subsidiary’s assets, which guarantee the Canadian portion under the ABL Credit Agreement.

In connection with the 2018 Term Loan, the Company recorded $8.6 million in deferred financing fees which are recorded as long term debt on the Condensed Consolidated Balance Sheet. In connection with the ABL Revolver, the Company recorded $1.8 million in deferred financing fees which are recorded as other non-current assets on the Condensed Consolidated Balance Sheet. Additionally, the Company expensed approximately $8.5 million in debt issuance costs which was recorded as refinancing charges in the thirteen and twenty-six weeks ended June 30, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of June 30, 2018, there was $530.0 million outstanding under the 2018 Term Loan. As of June 30, 2018, the Company had $57,000 outstanding under the ABL Revolver along with $6,936 of letters of credit. The Company has approximately $86,064 of available borrowings under the ABL Revolver as a source of liquidity.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 11 - Fair Value Measurements.

10. Derivatives and Hedging:

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
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%. The interest rate on the term loan was 5.5% at June 30, 2018.
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement (the "2018 Swap") with three-year terms for notional amounts of $90,000. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swaps fix the interest rate at 2.3% plus the applicable interest rate margin of 3.5% for an effective rate of 5.8%.
The total fair value of the 2014 Swaps was $52, and the fair value of the 2018 Swap was $990 as of June 30, 2018. These were reported on the condensed consolidated balance sheet in other current assets and other non-current assets, respectively. An increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $1,418 in fair value since December 30, 2017.
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
Foreign Currency Forward Contracts
During 2016, 2017 and 2018 the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts:

	2016 FX Contracts	2017 FX Contracts	2018 FX Contracts
Maturity date range:
Minimum	April 2016	October 2017	July 2018
Maximum	April 2017	April 2018	September 2018
Fixed exchange rate range:
Minimum	1.2536	1.3002	1.2720
Maximum	1.3458	1.3518	1.3336

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$8,774 and C$2,993 as of June 30, 2018 and December 30, 2017, respectively. The total fair value of the outstanding foreign currency forward contracts was $47 and $(140) as of June 30, 2018

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

and December 30, 2017, respectively, and was reported on the condensed consolidated balance sheet in other current assets and other current liabilities, respectively. An increase in other income of $20, including contracts settled during the twenty-six weeks ended June 30, 2018, was recorded in the statement of comprehensive income (loss) for the change in fair value from December 30, 2017.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 11 - Fair Value Measurements.

11. Fair Value Measurements:

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,952	$—	$—	$1,952
Interest rate swaps	—	1,042	—	1,042
Foreign exchange forward contracts	—	47	—	47

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,294	$—	$—	$2,294
Interest rate swaps	—	(392)	—	(392)
Foreign exchange forward contracts	—	(140)	—	(140)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 30, 2018, the 2014 Swaps were recorded as other current assets and the 2018 Swap was recorded as other non-current assets on the accompanying condensed consolidated balance sheets. As of December 30, 2017, the 2014 Swaps were included in other current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of June 30, 2018 and December 30, 2017, the foreign exchange forward contracts were included in other current assets and other current liabilities, respectively, on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of June 30, 2018 and December 30, 2017 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	June 30, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$325,555	$315,150	$325,000	$325,050
Junior Subordinated Debentures	126,852	131,775	127,475	148,098

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 30, 2018 and December 30, 2017 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 30, 2018 and December 30, 2017 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

12. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 30, 2018: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of June 30, 2018. The Company's other segments have been combined in the "All Other" category. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended June 30, 2018 and thirteen and twenty-six weeks ended July 1, 2017.

	Thirteen Weeks Ended June 30, 2018	Thirteen Weeks Ended July 1, 2017	Twenty-six Weeks Ended June 30, 2018	Twenty-six Weeks Ended July 1, 2017
Revenues
United States	$201,556	$182,854	$376,788	$340,852
Canada	42,566	39,830	73,152	68,862
All Other	2,032	1,576	3,809	3,325
Total revenues	$246,154	$224,260	$453,749	$413,039
Segment income (loss) from operations
United States	$11,427	$14,785	$22,351	$19,387
Canada	1,864	3,650	(157)	1,660
All Other	80	67	294	555
Total income from operations	$13,371	$18,502	$22,488	$21,602

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

On May 29, 2018, we entered into a definitive agreement to acquire Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $165 million.  We plan to finance the acquisition with the unfunded delayed draw term loan facility of $165 million. The acquisition is expected to close in the third quarter of 2018 and is subject to customary closing conditions.

On May 31, 2018 we entered into a new term credit agreement consisting of a a new funded term loan of $530 million and $165 million delayed draw term loan facility. Concurrently, we entered into a new $150 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement.We recorded a loss on the refinancing of $8.5 million related to deferred financing costs in the thirteen and twenty-six weeks ended June 30, 2018. See Note 9 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

As part of the ongoing restructuring of our Canada segment operations we are considering additional restructuring that may include consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”).  The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across our core categories.  We expect to incur increased restructuring related charges and capital expenditures in our Canada segment over the next year as we finalize and implement the plan.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 7.2% in 2016, decreased by 6.3% in 2017, and increased by 1.7% during the twenty-six weeks ended June 30, 2018. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 1.2% in 2016, declined by 8.5% in 2017, and increased by 2.7% during the twenty-six weeks ended June 30, 2018.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 3.0% in 2016, decreased by 6.6% in 2017, and increased by 5.0% during the twenty-six weeks ended June 30, 2018. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. We expect that the recently-announced U.S. tariffs on steel and aluminum and other imported goods will impact product costs during the second half of 2018, which could require us to take pricing action to offset the increasing product costs.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen and twenty-six weeks ended June 30, 2018 and the thirteen and twenty-six weeks ended July 1, 2017.

Thirteen Week Period Ended June 30, 2018 vs the Thirteen Week Period Ended July 1, 2017

	Thirteen Weeks Ended June 30, 2018		Thirteen Weeks Ended July 1, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$246,154	100.0%	$224,260	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	134,027	54.4%	120,253	53.6%
Selling, general and administrative expenses	78,797	32.0%	67,380	30.0%
Depreciation	9,535	3.9%	9,455	4.2%
Amortization	9,712	3.9%	9,470	4.2%
Other (income) expense	712	0.3%	(800)	(0.4)%
Income from operations	13,371	5.4%	18,502	8.3%
Interest expense, net of investment income	17,419	7.1%	15,754	7.0%
Refinancing charges	8,542	88.0%	—	—%
Income before income taxes	(12,590)	(5.1)%	2,748	1.2%
Income tax expense	941	0.4%	1,529	0.7%
Net income (loss)	$(13,531)	(5.5)%	$1,219	0.5%

Net Sales
Net sales for the second quarter of 2018 were $246.2 million, an increase of approximately $21.9 million compared to net sales of $224.3 million for the second quarter of 2017. The increase from prior year was primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added approximately $13.7 million in net sales in the second quarter of 2018. Sales of hurricane related products increased $3.7 million. Key sales increased $3.1 million in our traditional market due to a key program roll out to a new customer. Lastly, sales in Canada increased by $2.7 million primarily due to the roll out of wall anchor products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.
Cost of Sales
Our cost of sales was $134.0 million, or 54.4% of net sales, in the second quarter of 2018, an increase of approximately $13.8 million compared to $120.3 million, or 53.6% of net sales, in the second quarter of 2017. The increase of 0.8% in cost of sales, expressed as a percent of net sales, in the second quarter of 2018 compared to the second quarter of 2017 was primarily driven by commodity inflation that was partially offset by non-commodity based price increases implemented in the fourth quarter of 2017 and $1.8 million of anti-dumping duties expensed in the second quarter of 2017. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $78.8 million in the thirteen weeks ended June 30, 2018, an increase of approximately $11.4 million, compared to $67.4 million in the thirteen weeks ended June 30, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $32.8 million in the second quarter of 2018, an increase of $4.0 million compared to $28.8 million in the second quarter of 2017. The increase in selling expense was primarily due to increasing labor and benefit costs of $1.8 million and the cost of updating customer store labels for a new pricing program of approximately $1.1 million. Finally, the acquisition of ST Fastening Systems added $0.7 million in selling expense in the current year.

•
Warehouse and delivery expenses were $32.0 million in the second quarter of 2018, an increase of $3.9 million compared to $28.1 million in the second quarter of 2017. The increase was primarily due increasing labor, benefit, and freight costs of $1.7 million and the acquisition of ST Fastening Systems, which added $1.5 million in warehouse and delivery expense in the current year. Finally, we incurred $0.9 million in additional expense to relocate our distribution center in Dallas, TX to a larger facility in the same area in order to optimize our distribution network.

•
General and administrative (“G&A”) expenses were $14.0 million in the second quarter of 2018, an increase of $3.5 million compared to $10.5 million in the second quarter of 2017. The increase was primarily due to $2.4 million in costs associated with potential acquisitions. Additionally, the acquisition of ST Fastening Systems added $1.0 million in G&A expense in the current year.

Depreciation expense was $9.5 million in the second quarter of 2018 compared to depreciation expense of $9.5 million in the second quarter of 2017. Amortization expense was $9.7 million in the second quarter of 2018 compared to $9.5 million in the second quarter of 2017. The increase in amortization expense was driven by the acquisition of ST Fastening Systems in the fourth quarter of 2017.

Other expense was $0.7 million in the second quarter of 2018 compared to other income of $0.8 million in the second quarter of 2017. We recorded an exchange rate loss of $0.7 million in the second quarter of 2018 as compared to a gain of $0.7 million in the second quarter of 2017. The remainder of other income and expense for both periods is management fees and losses on the disposal of fixed assets.

In the second quarter of 2018 we refinanced our term loan and revolving credit facility, incurring a loss of $8.5 million related to deferred financing costs. See Note 9 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Twenty-six Week Period Ended June 30, 2018 vs the Twenty-six Week Period Ended July 1, 2017

	Twenty-six Weeks Ended June 30, 2018		Twenty-six Weeks Ended July 1, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$453,749	100.0%	$413,039	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	243,617	53.7%	221,847	53.7%
Selling, general and administrative expenses	149,873	33.0%	133,926	32.4%
Depreciation	18,477	4.1%	18,173	4.4%
Amortization	19,435	4.3%	18,942	4.6%
Other (income) expense	(141)	—%	(1,451)	(0.4)%
Income from operations	22,488	5.0%	21,602	5.2%
Interest expense, net of investment income	34,047	7.5%	31,288	7.6%
Refinancing charges	8,542	44.0%	—	—%
Income before income taxes	(20,101)	(4.4)%	(9,686)	(2.3)%
Income tax expense	3,747	0.8%	(4,221)	(1.0)%
Net income (loss)	$(23,848)	(5.3)%	$(5,465)	(1.3)%

Net Sales
Net sales for twenty-six weeks ended June 30, 2018 were $453.7 million, an increase of approximately $40.7 million compared to net sales of $413.0 million for the twenty-six weeks ended July 1, 2017. The increase from prior year was primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added approximately $23.7 million in net sales in 2018. Key and key accessory sales increased by $7.5 million primarily due to the key program roll out to a new key customer in 2018. Sales of hurricane related products increased $5.8 million. Lastly, sales in Canada increased by $4.3 million primarily due to the roll out of wall anchor and builders' hardware products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.
Cost of Sales
Our cost of sales was $243.6 million, or 53.7% of net sales, in the twenty-six weeks ended June 30, 2018, an increase of approximately $21.8 million compared to $221.8 million, or 53.7% of net sales, in the twenty-six weeks ended July 1, 2017. Cost of sales, expressed as a percent of net sales, was consistent with the prior year as non-commodity based price increases implemented in the fourth quarter of the prior year were offset by commodity inflation. Additionally, in the twenty-six weeks ended June 30, 2018 we recorded reduction of $4.1 million in cost of sales due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. In the twenty-six weeks ended July 1, 2017 we recorded expense of $2.1 million in cost of sales due to an adjustment to our accrual for anti-dumping duties based on the preliminary review results available at that time. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $149.9 million in the twenty-six weeks ended June 30, 2018, an increase of approximately $15.9 million, compared to $133.9 million in the twenty-six weeks ended July 1, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $63.9 million in the twenty-six weeks ended June 30, 2018, an increase of $5.8 million compared to $58.0 million in the twenty-six weeks ended July 1, 2017. The increase in selling expense was primarily due to increasing labor and benefit costs of $2.3 million and the cost of updating customer store labels for a new pricing program of $2.6 million. Additionally, the acquisition of ST Fastening Systems added $1.3 million in selling expense in the current year.

•
Warehouse and delivery expenses were $60.4 million in the twenty-six weeks ended June 30, 2018, an increase of $5.9 million compared to $54.5 million in the twenty-six weeks ended July 1, 2017. The increase was primarily due to the acquisition of ST Fastening Systems, which added $2.6 million in warehouse and delivery expense in the current year. We also experienced increasing labor, benefit, and freight costs of $2.3 million. Finally, we incurred $1.2 million in additional expense to relocate our distribution center in Dallas, TX to a larger facility in the same area in order to optimize our distribution network.

•
General and administrative (“G&A”) expenses were $25.6 million in the twenty-six weeks ended June 30, 2018, an increase of $4.2 million compared to $21.4 million in the twenty-six weeks ended July 1, 2017. The increase was primarily due to $2.5 million in costs associated with potential acquisitions. Additionally, the acquisition of ST Fastening Systems added $1.8 million in G&A expense in the current year.

Depreciation expense was $18.5 million in the twenty-six weeks ended June 30, 2018 compared to depreciation expense of $18.2 million in the twenty-six weeks ended July 1, 2017. Amortization expense was $19.4 million in the twenty-six weeks ended June 30, 2018 compared to $18.9 million in the twenty-six weeks ended July 1, 2017. The increases in depreciation and amortization were driven by the acquisition of ST Fastening Systems in the fourth quarter of 2017.

Other income was $0.1 million in the twenty-six weeks ended June 30, 2018 compared to other income of $1.5 million in the twenty-six weeks ended July 1, 2017. In the twenty-six weeks ended June 30, 2018, we recorded a gain of $1.4 million on the mark to market adjustments on the interest rate swaps as compared to a gain of $0.7 million in the twenty-six weeks ended July 1, 2017. Additionally, we recorded an exchange rate loss of $0.8 million in the twenty-six weeks ended June 30, 2018 as compared to a gain of $1.0 million in the twenty-six weeks ended July 1, 2017. The remainder of other income and expense for both periods is management fees and losses on the disposal of fixed assets.

In the second quarter of 2018 we refinanced our term loan and revolving credit facility, incurring a loss of $8.5 million related to deferred financing costs. See Note 9 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended June 30, 2018 and thirteen and twenty-six weeks ended July 1, 2017 (dollars in thousands):

	Thirteen Weeks Ended June 30, 2018	Thirteen Weeks Ended July 1, 2017	Twenty-six Weeks Ended June 30, 2018	Twenty-six Weeks Ended July 1, 2017
Revenues
United States	$201,556	$182,854	$376,788	$340,852
Canada	42,566	39,830	73,152	68,862
All Other	2,032	1,576	3,809	3,325
Total revenues	$246,154	$224,260	$453,749	$413,039
Segment income (loss) from operations
United States	$11,427	$14,785	$22,351	$19,387
Canada	1,864	3,650	(157)	1,660
All Other	80	67	294	555
Total income from operations	$13,371	$18,502	$22,488	$21,602
The Thirteen Week Period Ended June 30, 2018 vs the Thirteen Week Period Ended July 1, 2017

Net Sales
Net sales for the thirteen weeks ended June 30, 2018 increased $21.9 million compared to the net sales for the thirteen and twenty-six weeks ended July 1, 2017. For the United States operating segment, net sales increased by $18.7 million primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $13.7 million in net sales in the second quarter of 2018. Sales of hurricane related products increased $3.7 million. Key sales increased $3.1 million in our traditional market due to a key program roll out to a new customer. Net sales for our Canada operating segment increased by $2.7 million primarily due the roll out of wall anchor products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.

Income from Operations
Income from operations for the thirteen weeks ended June 30, 2018 decreased $5.1 million compared to income from operations for the thirteen and twenty-six weeks ended July 1, 2017.

Income from operations of our United States segment decreased by approximately $3.4 million in the thirteen weeks ended June 30, 2018 to $11.4 million as compared to $14.8 million in the thirteen weeks ended June 30, 2017. The increase in sales was offset by higher operating costs as we experienced increased labor, benefit, and freight costs of $3.7 million. We also incurred $2.4 million in costs related to potential acquisitions, $1.1 million in costs of updating customer store labels for a new pricing program, and $0.9 million in additional expense to relocate our distribution center in Dallas, TX to a larger facility in the same area in order to optimize our distribution network. The acquisition of ST Fastening systems also contributed $1.6 million in income from operations in the second quarter of 2018.

Income from operations in our Canada segment for thirteen weeks ended June 30, 2018 of $1.9 million was $1.8 million lower than income of $3.7 million in the thirteen weeks ended June 30, 2017 as the increase in sales was offset exchange rate losses of $0.7 million in the current year compared to gains of $0.6 million in thirteen weeks ended June 30, 2017. We also incurred an additional $0.9 million in expense related to restructuring our network of facilities in Canada and $0.8 million in costs related to completing the implementation of our ERP system.

The Twenty-six Week Period Ended June 30, 2018 vs the Twenty-six Week Period Ended July 1, 2017

Net Sales
Net sales for the twenty-six weeks ended June 30, 2018 increased $40.7 million compared to the net sales for the twenty-six weeks ended July 1, 2017. For the United States operating segment, net sales increased by $35.9 million primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $23.7 million in net sales in the twenty-six weeks ended June 30, 2018. Key and key accessory sales increased by $7.5 million primarily due to the key program roll out to a new key customer in 2018. Sales of hurricane related products increased $5.8 million. Net sales for our Canada operating segment increased by $4.3 million primarily due to the roll out of wall anchor and builders' hardware products to retail customers and the favorable impact of conversion of the local currency to U.S. dollars.

Income from Operations
Income from operations for the twenty-six weeks ended June 30, 2018 increased $0.9 million compared to income from operations for the twenty-six weeks ended July 1, 2017.

Income from operations of our United States segment increased by approximately $3.0 million in the twenty-six weeks ended June 30, 2018 to $22.4 million as compared to $19.4 million in the twenty-six weeks ended July 1, 2017. The increase in sales was partially offset by higher operating costs as we experienced increased labor, benefit, and freight costs of $5.0 million. We also incurred $2.6 million in costs of updating customer store labels for a new pricing program, $2.5 million in costs related to potential acquisitions, and $1.2 million in additional expense to relocate our distribution center in Dallas, TX to a larger facility in the same area in order to optimize our distribution network. The acquisition of ST Fastening systems also contributed $2.0 million in income from operations in the first half of 2018.

Loss from operations in our Canada segment for twenty-six weeks ended June 30, 2018 of $0.2 million decreased $1.8 million as compared to income of $1.7 million in the twenty-six weeks ended July 1, 2017 as the increase in sales was offset by exchange rate losses of $0.7 million in the current year compared to gains of $0.5 million in twenty-six weeks ended July 1, 2017. We also incurred an additional $1.0 million in costs related to completing the implementation of our ERP system.

Income Taxes

In the thirteen weeks ended June 30, 2018, we recorded an income tax provision of $0.9 million on pre-tax loss of $12.6 million. The effective income tax rate was (7.5)% for the thirteen weeks ended June 30, 2018. In the twenty-six weeks ended June 30, 2018, we recorded an income tax provision of $3.7 million on pre-tax loss of $20.1 million. The effective income tax rates was (18.6)% for the twenty-six weeks ended June 30, 2018.

In the thirteen weeks ended June 30, 2017, we recorded an income tax provision of $1.5 million on a pre-tax income of $2.7 million. The effective income tax rate was 55.6% for the thirteen weeks ended June 30, 2017. In the twenty-six weeks ended July 1, 2017, we recorded an income tax benefit of $4.2 million on a pre-tax loss of $9.7 million. The effective income tax rate was 43.6% for the twenty-six weeks ended July 1, 2017.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 30, 2018 primarily due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. In addition, no income tax benefit is recognized on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.

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

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended June 30, 2018 and twenty-six weeks ended July 1, 2017 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the twenty-six weeks ended June 30, 2018 was $15.9 million as compared to $28.1 million in the comparable prior year period. Operating cash flows for the twenty-six weeks ended June 30, 2018 were unfavorably impacted by an increase in inventory related to the build up of inventory for peak selling season and an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases. Operating cash flows for the twenty-six weeks ended July 1, 2017 were unfavorably impacted by an increase in inventory related to the build up of inventory for peak selling season and an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable associated with inventory purchases.

Net cash used by investing activities was $40.1 million and $26.8 million for the twenty-six weeks ended June 30, 2018 and twenty-six weeks ended July 1, 2017, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.

Net cash provided by financing activities was $25.1 million for the twenty-six weeks ended June 30, 2018. During the twenty-six weeks ended June 30, 2018 we entered into a new term credit agreement consisting of a a new funded term loan of $530 million and $165 million delayed draw term loan facility. Concurrently, we entered into a new $150 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. We paid approximately $11.8 million in fees associated with the refinancing activities in the twenty-six weeks ended June 30, 2018. See Note 9 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information on the current quarter refinancing. Our revolver draws, net, were a source of cash of $37.5 million in the twenty-six weeks ended June 30, 2018.

Net cash used by financing activities was $2.8 million for the twenty-six weeks ended July 1, 2017. We used cash to pay $2.8 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations, delayed draw availability, and revolver availability will be sufficient to fund working capital, capital expenditure, an acquisition related needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $195.8 million as of June 30, 2018 represents an increase of $4.8 million from the December 30, 2017 level of $191.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2018, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 30, 2018, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.6 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $124.7 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 30, 2018. The foreign subsidiaries net tangible assets were $57.4 million and the net intangible assets were $67.4 million as of June 30, 2018.

We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 10 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2018, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We modified existing internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on December 31, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 8, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2018 and the thirteen and twenty-six weeks ended July 1, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 30, 2018 and the thirteen and twenty-six weeks ended July 1, 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 8, 2018