Form 10-Q
period 2018-09-29
HILLMAN COMPANIES INC
filed 2018-11-09
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On November 9, 2018, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,173	$9,937
Accounts receivable, net of allowances of $1,031 ($1,121 - 2017)	94,334	78,994
Inventories, net	268,517	219,479
Other current assets	7,778	11,850
Total current assets	378,802	320,260
Property and equipment, net of accumulated depreciation of $122,458 ($98,674 - 2017)	204,997	153,143
Goodwill	678,416	620,503
Other intangibles, net of accumulated amortization of $162,528 ($132,659 - 2017)	736,263	693,195
Other assets	11,594	12,116
Total assets	$2,010,072	$1,799,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,608	$74,051
Current portion of debt and capital leases	7,482	5,706
Accrued expenses:
Salaries and wages	10,826	9,784
Pricing allowances	5,149	5,908
Income and other taxes	4,488	4,146
Interest	4,521	9,717
Other accrued expenses	18,229	19,911
Total current liabilities	166,303	129,223
Long term debt	1,204,647	989,674
Deferred income taxes, net	151,462	145,728
Other non-current liabilities	6,880	7,189
Total liabilities	$1,529,292	$1,271,814
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 29, 2018 and December 30, 2017	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 29, 2018 and December 30, 2017	—	—
Additional paid-in capital	549,159	551,518
(Accumulated deficit) retained earnings	(37,950)	2,422
Accumulated other comprehensive loss	(30,429)	(26,537)
Total stockholder's equity	480,780	527,403
Total liabilities and stockholder's equity	$2,010,072	$1,799,217
The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended September 29, 2018	Thirteen Weeks Ended September 30, 2017	Thirty-nine Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 30, 2017
Net sales	$243,839	$218,955	$697,588	$631,994
Cost of sales (exclusive of depreciation and amortization shown separately below)	130,321	119,468	373,938	341,315
Selling, general and administrative expenses	83,575	69,165	233,448	203,091
Depreciation	12,004	7,300	30,481	25,473
Amortization	10,437	9,500	29,872	28,442
Management fees to related party	134	127	396	390
Other (income) expense	462	(589)	59	(2,303)
Income from operations	6,906	13,984	29,394	35,586
Interest expense, net	16,122	12,787	44,054	37,960
Interest expense on junior subordinated debentures	3,152	3,152	9,456	9,456
Refinancing charges	—	—	8,542	—
Investment income on trust common securities	(95)	(95)	(284)	(284)
Loss before income taxes	(12,273)	(1,860)	(32,374)	(11,546)
Income tax expense (benefit)	(1,565)	(538)	2,182	(4,759)
Net loss	$(10,708)	$(1,322)	$(34,556)	$(6,787)
Net loss from above	$(10,708)	$(1,322)	$(34,556)	$(6,787)
Other comprehensive income:
Foreign currency translation adjustments	2,790	4,601	(3,892)	10,034
Total other comprehensive (loss) income	2,790	4,601	(3,892)	10,034
Comprehensive (loss) income	$(7,918)	$3,279	$(38,448)	$3,247

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(34,556)	$(6,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,353	53,915
Deferred income taxes	1,876	(5,920)
Deferred financing and original issue discount amortization	1,522	1,907
Stock-based compensation expense	1,219	2,025
Loss on debt restructuring	8,542	—
Asset impairment	832	—
Loss on disposal of property and equipment	300	20
Other non-cash interest and change in value of interest rate swap	(1,677)	(984)
Changes in operating items:
Accounts receivable	(16,059)	(12,393)
Inventories	(45,687)	1,311
Other assets	(1,089)	(583)
Accounts payable	38,482	10,735
Other accrued liabilities	(8,205)	10,173
Other items, net	—	8
Net cash provided by operating activities	5,853	53,427
Cash flows from investing activities:
Acquisition of business, net of cash received	(154,498)	—
Capital expenditures	(54,222)	(35,864)
Other items, net	—	(1,500)
Net cash used for investing activities	(208,720)	(37,364)
Cash flows from financing activities:
Repayments of senior term loans	(532,488)	(4,125)
Borrowings on senior term loans	695,000	—
Financing fees	(12,717)	—
Borrowings on revolving credit loans	117,500	5,000
Repayments of revolving credit loans	(62,500)	(5,000)
Principal payments under capitalized lease obligations	(160)	(104)
Proceeds from exercise of stock options	200	—
Dividend to Holdco	(3,780)	—
Net cash provided by (used in) financing activities	201,055	(4,229)
Effect of exchange rate changes on cash	48	(1,450)
Net (decrease) increase in cash and cash equivalents	(1,764)	10,384
Cash and cash equivalents at beginning of period	9,937	14,106
Cash and cash equivalents at end of period	$8,173	$24,490
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$9,172	$9,172
Interest paid	44,773	41,047
Income taxes paid	632	253

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. (“Hillman Companies”) and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 29, 2018 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 30, 2017.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table disaggregates our revenue by product category.

	Thirteen Weeks Ended September 29, 2018
	United States	Canada	Other	Consolidated
Fastening Solutions	114,285	28,018	1,717	144,020
Custom Solutions	62,384	1,826	21	64,231
Home Solutions	27,781	7,578	229	35,588
Total Revenue	204,450	37,422	1,967	243,839

	Thirteen Weeks Ended September 30, 2017
	United States	Canada	Other	Consolidated
Fastening Solutions	97,514	28,442	1,599	127,555
Custom Solutions	55,323	1,821	15	57,159
Home Solutions	26,868	7,167	206	34,241
Total Revenue	179,705	37,430	1,820	218,955

	Thirty-nine weeks ended September 29, 2018
	United States	Canada	Other	Consolidated
Fastening Solutions	334,231	85,997	5,064	425,292
Custom Solutions	168,828	4,641	47	173,516
Home Solutions	78,179	19,936	665	98,780
Total Revenue	581,238	110,574	5,776	697,588

	Thirty-nine weeks ended September 30, 2017
	United States	Canada	Other	Consolidated
Fastening Solutions	284,657	82,908	4,519	372,084
Custom Solutions	158,011	5,074	36	163,121
Home Solutions	77,889	18,310	590	96,789
Total Revenue	520,557	106,292	5,145	631,994

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

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $7,852 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, and an increase of $637 to other accrued expenses. The cumulative adjustment primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the thirteen and thirty-nine weeks ended September 29, 2018 as a result of applying Topic 606 was immaterial. A majority of our revenue continues to be recognized when products are shipped or delivered to customers. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases.
The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.The Company had operating leases with remaining rental payments of approximately $72,426 as of December 30, 2017, and the Company has assets that are deployed with customers that may qualify as leases under the new standard.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.  ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. ASU 2018-11 provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption which allows entities to apply the provisions of the updated guidance at the effective date. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of implementing this guidance on its Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the provisions of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company early adopted this ASU in the third quarter of 2018, it did not have a material impact on the financial statements.

4. Acquisitions

On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $156,289.  The Company financed the acquisition with the unfunded delayed draw term loan facility of $165,000. The Company believes that the combination of MinuteKey's self service kiosk business with Hillman's existing key duplication platform will create additional growth opportunities. MinuteKey has operations in the United States and Canada and will fall into the Company's United States and Canada reportable segments.

The following table reconciles the preliminary estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the MinuteKey acquisition:

Cash	$1,791
Inventory	4,266
Other current assets	756
Property and equipment	30,597
Goodwill	58,503
Customer relationships	49,000
Technology	19,000
Trade names	5,400
Patents	356
Other non-current assets	17
Total assets acquired	169,686
Less:
Liabilities assumed	13,397
Total purchase price	$156,289

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The excess of the purchase price over the net assets has been allocated to goodwill and intangibles based on an independent valuation appraisal.
The amount of net sales and operating loss of the acquired business included in the Company's consolidated statement of comprehensive income for the thirty-nine weeks ended September 29, 2018 were approximately $7,342 and $(608), respectively. Unaudited pro forma financial information has not been presented for MinuteKey as the financial results of MinuteKey were insignificant to the financial results of the Company on a standalone basis.
Subsequent to quarter end, on October 1, 2018, the Company completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protection and work gear products for a purchase price of approximately $346,000. The acquisition was financed with additional term loan funding of $365,000. All requisite business combination disclosures required under the FASB Accounting Standards Codification Topic 805, “Business Combinations,” cannot be made as of the financial statements issuance date for the acquisition of Big Time, given the acquisition date.
In connection with the acquisitions, the Company incurred approximately $4,479 and $6,939 of acquisition related charges in the thirteen and thirty-nine weeks ended September 29, 2018, respectively. These costs are included in selling, general, and administrative expense ("SG&A") on the Condensed Consolidated Statement of Comprehensive Income (Loss).
5. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 30, 2017				September 29, 2018
United States	$586,437	$58,667	$—	$—	$645,104
Canada	30,372	—	—	(940)	29,432
Mexico	3,694	—	—	186	3,880
Total	$620,503	$58,667	$—	$(754)	$678,416

(1)
These amounts relate to the acquisition of MinuteKey in the third quarter of 2018 and adjustments to the opening balance sheet for the acquisition of ST Fastening Systems ("STFS"). STFS was acquired in the fourth quarter of 2017.

(2)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
Other intangibles, net, as of September 29, 2018 and December 30, 2017 consist of the following:

	Estimated Useful Life (Years)	September 29, 2018	December 30, 2017
Customer relationships	13-20	$751,634	$703,399
Trademarks - All Others	Indefinite	85,586	85,759
Technology	8	19,000	—
Trade Names	15	5,400	—
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,447	4,455
Patents	7-15	32,424	31,941
Intangible assets, gross		898,791	825,854
Less: Accumulated amortization		162,528	132,659
Other intangibles, net		$736,263	$693,195

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $10,437 and $29,872 for the thirteen and thirty-nine weeks ended September 29, 2018 and $9,500 and $28,442 for the thirteen and thirty-nine weeks ended September 30, 2017.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

In 2017, the fair value of each reporting unit, except the United States, was in excess of its carrying value by more than 10%. In 2017, the fair value of United States reporting unit exceeded its carrying value by approximately 4%. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a potential impairment.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,107 recorded for such risks is adequate as of September 29, 2018.

As of September 29, 2018, the Company has provided certain vendors and insurers letters of credit aggregating $6,936 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,814 recorded for such risks is adequate as of September 29, 2018.

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
Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $0 and $4,128 in the thirteen and thirty-nine weeks ended September 29, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Income (Loss). In the thirteen and thirty-nine weeks ended September 30, 2017, the Company recorded expense of $4,128 and $6,274, respectively, based on the Department's initial assessments.

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

As a result of the Minute Key Inc. covenant not to sue, the Company's FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.'s patents. The scope of the lawsuit changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.'s business conduct. Minute Key Inc. filed a motion for summary judgment on February 8, 2016. The court denied that motion on July 8, 2016. Following the denial of Minute Key Inc.’s summary judgment motion, a jury trial was held between August 24, 2016 and September 6, 2016. The jury returned a verdict in Hillman Group’s favor on September 6, 2016 finding that Minute Key Inc.’s actions violated the Federal Lanham Act and the Ohio Deceptive Trade Practices Act. Following this verdict against Minute Key Inc., Hillman Group filed post-trial motions for recovery of its costs, attorney fees, pre-and post-judgment interest, and an injunction.

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

In view of the Company’s agreement to acquire Minute Key, the parties filed a joint motion in the district court on June 7, 2018 requesting that the district court hold all decisions on post-trial motions in abeyance pending the closing of the acquisition. The district court granted the motion on June 12, 2018 and stayed the proceedings. Following completion of the Company’s acquisition of Minute Key, the parties filed a joint motion on September 11, 2018 to lift the stay, vacate the Court’s September 8, 2016 judgment, and dismiss the case, including all pending post-trial motions. The court granted the motion on September 12, 2018, closing the district court case.

Minute Key moved to voluntarily dismiss its appeal in the United States Court of Appeals for the Federal Circuit on October 1, 2018, and the Court of Appeals granted the motion and dismissed the appeal on October 4, 2018. This dismissal ends all litigation between the Company and Minute Key.

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

7. Related Party Transactions

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $134 and $396 for the thirteen and thirty-nine weeks ended September 29, 2018 and $127 and $390 for the thirteen and thirty-nine weeks ended September 30, 2017.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $87 and $262 for the thirteen and thirty-nine weeks ended September 29, 2018 and $88 and $265 for the thirteen and thirty-nine weeks ended September 30, 2017.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $164 and $501 for the thirteen and thirty-nine weeks ended September 29, 2018 and $164 and $473 for the thirteen and thirty-nine weeks ended September 30, 2017.

In the thirteen and thirty-nine weeks ended September 29, 2018 the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in the thirteen and thirty-nine weeks ended September 30, 2017.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) to calculate the income tax expense (benefit).

For the thirteen and thirty-nine weeks ended September 29, 2018, the effective income tax rate was 12.8% and (6.7)%. The Company recorded income tax (benefit)/expense for the thirteen and thirty-nine weeks ended September 29, 2018 of $(1,565) and $2,182. The negative effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 29, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act.

The effective income tax rate was 28.9% and 41.2% for the thirteen and thirty-nine weeks ended September 30, 2017. The Company recorded income tax expense/(benefit) for the thirteen and thirty-nine weeks ended September 30, 2017 of $(538) and $(4,759), respectively. The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 primarily due to the decrease in the valuation allowance attributable to a foreign subsidiary and certain non-deductible expenses. Additionally, the effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 30, 2017 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the thirteen and thirty-nine weeks ended September 30, 2017 were due to state and foreign income taxes.

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included, among other things, several new taxes that may impact the Company’s 2018 effective tax rate. The new taxes include: GILTI, Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and an IRC Section 163(j) interest limitation (Interest Limitation).  For the thirty-nine weeks ended September 29, 2018, we have not recorded provisional estimates in our effective tax rate for FDII or BEAT because we currently estimate that these provisions of the Tax Act will not apply in 2018. However, the Company may be subject to GILTI, which is a tax on foreign income in excess of a deemed return on tangible assets of foreign subsidiaries. The Company currently included a provisional estimated increase to

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

the effective tax rate related to GILTI income from its foreign subsidiaries. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. Lastly, the Company recorded a provisional increase to income tax expense for recording a $7,843 valuation allowance on the Company’s Interest Limitation for 2018. The Company will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT and the valuation allowance recorded on the Interest Limitation as we gather additional information.

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

9. Restructuring

During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. The Company expects to incur increased restructuring related charges and capital expenditures in our Canada segment over the next year as plans are finalized and implemented. Charges incurred in the current year include:

	Thirteen Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 29, 2018
Facility consolidation (1)
Labor expense	$243	$334
Consulting and legal fees	87	242
Other	6	11
Exit of certain lines of business (2)
Inventory valuation adjustments	1,152	1,152
Asset impairments	796	796
Severance	239	239
Total	$2,523	$2,774

(1)
Facility consolidation includes labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, and other expenses. These expenses were included in SG&A on the Condensed Consolidated Statement of Comprehensive Income (Loss).

(2)
As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included adjustments to write inventory down to net realizable value, asset impairment charges, and employee severance, which were included in cost of goods sold, other income and expense, and SG&A on the Condensed Consolidated Statement of Comprehensive Income (Loss), respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10. Long Term Debt:

The following table summarizes the Company’s debt:

	September 29, 2018	December 30, 2017
Revolving loans	$74,500	$19,500
Senior term loan, due 2021	—	530,750
Senior term loan, due 2025	693,264	—
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	1,149	435
	1,207,617	989,389
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	17,827	18,771
(Subtract) unamortized discount on Senior term loan	(814)	—
(Subtract) current portion of long term debt and capital leases	(7,482)	(5,706)
(Subtract) deferred financing fees	(12,501)	(12,780)
Total long term debt, net	$1,204,647	$989,674

On May 31, 2018, the Company entered into a new credit agreement consisting of a new funded term loan of $530,000 and an unfunded delayed draw term loan facility ("DDTL") of $165,000 ("2018 Term Loan"). Concurrently, the Company also entered into a new $150,000 asset-based revolving credit agreement ("ABL Revolver"). The proceeds from the 2018 Term Loan and ABL Revolver were used to refinance in full all outstanding revolving loans and term loans under the existing agreements and to pay fees and other expenses related to the 2018 Term Loan and ABL revolver. The 2018 Term Loan and ABL Revolver require the Company to maintain certain financial and non-financial covenants. On August 10, 2018, the Company drew the full $165,000 on the DDTL to finance the acquisition of MinuteKey.

The interest rate on the 2018 Term Loan is, at the Company's option, either adjusted LIBOR plus 3.5% per annum or an alternate base rate plus 2.5% per annum. The Term Loan will be payable in quarterly installments equal to .25% of the original principal amount, increased by the funding under the DDTL. The maturity date for the 2018 Term Loan is May 31, 2025. The amounts outstanding under the 2018 Term Loan are guaranteed by the Company and, subject to certain exceptions, the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and the guarantors’ assets.

A portion of the ABL Revolver is available for borrowing by the Company's US subsidiary ($112,500) and a portion is available for borrowing by the Company's Canadian subsidiary ($37,500), in each case subject to a borrowing base. The interest rate for the ABL Revolver is, at the Company's option, either adjusted LIBOR (or a Canadian banker’s acceptance rate in the case of Canadian loans) plus a margin of 1.25% to 1.75% per annum based on availability or an alternate base rate (or a Canadian prime rate or alternate base rate in the case of Canadian loans) plus a margin varying from 0.25% to 0.75% per annum based on availability. The stated maturity date of the ABL Revolver is May 31, 2023. Amounts outstanding under the ABL revolver are guaranteed by the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and the guarantors’ assets, plus, in the case of amounts borrowed by the Company's Canadian subsidiary, its and its wholly-owned Canadian subsidiary’s assets, which guarantee the Canadian portion under the ABL Credit Agreement.

In connection with the 2018 Term Loan, the Company recorded $8,755 in deferred financing fees and $825 in discount which are recorded as long term debt on the Condensed Consolidated Balance Sheet. In connection with the ABL Revolver, the Company recorded $1,841 in deferred financing fees which are recorded as other non-current assets on the Condensed Consolidated Balance Sheet. Additionally, the Company expensed approximately $8,542 in debt issuance costs which was recorded as refinancing charges in the thirty-nine weeks ended September 29, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of September 29, 2018, there was $693,264 outstanding under the 2018 Term Loan. As of September 29, 2018, the Company had $74,500 outstanding under the ABL Revolver along with $6,936 of letters of credit. The Company has approximately $68,564 of available borrowings under the ABL Revolver as a source of liquidity.

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
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%. The interest rate on the term loan was 5.7% at September 29, 2018.
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement (the "2018 Swap") with three-year terms for notional amounts of $90,000. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swaps fix the interest rate at 2.3% plus the applicable interest rate margin of 3.5% for an effective rate of 5.8%.
The 2014 Swaps were terminated in September 2018 and therefore had a fair value of zero as of September 29, 2018. The fair value of the 2018 Swap was $1,300 as of September 29, 2018. These were reported on the condensed consolidated balance sheet in other non-current assets. An increase in other expense recorded in the statement of comprehensive loss for the favorable change of $1,677 in fair value since December 30, 2017.
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
Foreign Currency Forward Contracts
During 2017 and 2018 the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts outstanding at:

	September 29, 2018	December 30, 2017
Maturity date range:
Minimum	October 2018	January 2018
Maximum	December 2018	April 2018
Fixed exchange rate range:
Minimum	1.2942	1.3201
Maximum	1.3200	1.3498

The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$8,690 and C$2,993 as of September 29, 2018 and December 30, 2017, respectively. The total fair value of the outstanding foreign currency forward contracts was $64 and $140 as of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

September 29, 2018 and December 30, 2017, respectively, and was reported on the condensed consolidated balance sheet in other current liabilities. An increase in other income of $8, including contracts settled during the thirty-nine weeks ended September 29, 2018, was recorded in the statement of comprehensive income (loss) for the change in fair value from December 30, 2017.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$2,109	$—	$—	$2,109
Interest rate swaps	—	1,300	—	1,300
Foreign exchange forward contracts	—	(64)	—	(64)

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,294	$—	$—	$2,294
Interest rate swaps	—	(392)	—	(392)
Foreign exchange forward contracts	—	(140)	—	(140)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 29, 2018, the 2018 Swap was recorded as other non-current assets on the accompanying condensed consolidated balance sheets. As of December 30, 2017, the 2014 Swaps were included in other current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 29, 2018 and December 30, 2017, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of September 29, 2018 and December 30, 2017 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	September 29, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$325,833	$296,175	$325,000	$325,050
Junior Subordinated Debentures	126,531	130,594	127,475	148,098

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 29, 2018 and December 30, 2017 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 29, 2018 and December 30, 2017 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

13. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 29, 2018: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of September 29, 2018. The Company's other segments have been combined in the "All Other" category. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 29, 2018 and thirteen and thirty-nine weeks ended September 30, 2017.

	Thirteen Weeks Ended September 29, 2018	Thirteen Weeks Ended September 30, 2017	Thirty-nine Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 30, 2017
Revenues
United States	$204,450	$179,705	$581,238	$520,557
Canada	37,422	37,430	110,574	106,292
All Other	1,967	1,820	5,776	5,145
Total revenues	$243,839	$218,955	$697,588	$631,994
Segment income (loss) from operations
United States	$8,101	$12,352	$30,452	$31,739
Canada	(1,514)	1,480	(1,671)	3,140
All Other	319	152	613	707
Total income from operations	$6,906	$13,984	$29,394	$35,586

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14. Subsequent Events:

On October 1, 2018, the Company completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protection and work gear products for a purchase price of approximately $346,000. The acquisition was financed with additional term loan funding of $365,000. The Company entered into an amendment (the “Amendment”) to the term loan credit agreement dated as of May 31, 2018, which provided for $365 million of incremental term loans. The Amendment provided that the pricing for all funded term loans, including all existing term loans and the new incremental term loans, are at the either adjusted LIBOR plus 4.00% per annum or an alternate base rate plus 3.00% per annum, which reflects a 0.50% per annum margin increase with respect to the existing term loans. The new incremental term loans otherwise have the same terms, including guarantees, collateral, and a stated maturity of May 31, 2025, as the existing term loans. See Note 10 - Long Term Debt for additional details on the outstanding term loan.

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

On May 31, 2018, we entered into a new term credit agreement consisting of a a new funded term loan of $530 million and $165 million delayed draw term loan facility. Concurrently, we entered into a new $150 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement.We recorded a loss on the refinancing of $8.5 million related to deferred financing costs in the thirty-nine weeks ended September 29, 2018. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

On August 10, 2018, we completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks. We paid a cash purchase price of approximately $156.3 million. See Note 4 - Acquisitions of the Notes to the Condensed Consolidated Financial statements for additional information on the acquisition. We financed the acquisition by drawing $165 million on the delayed draw facility of our Term Loan (see Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information).

On October 1, 2018, subsequent to quarter end, we completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protection and work gear products. The acquisition will enable us to expand into adjacent categories with Big Time’s expansive and innovative products in the hardware, automotive, garden, and cleaning industries that include work gloves, household gloves, knee pads, tool rigs and aprons, and job site storage. We paid a cash purchase price of approximately $346 million and financed the transaction through incremental term loans of $365 million.

As part of the ongoing restructuring of our Canada segment operations, we are finalizing additional restructuring plans that may include consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”).  The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across our core categories. We incurred charges of $2.5 million and $2.8 million in the thirteen and thirty-nine weeks ended September 29, 2018, respectively, and expect to incur increased restructuring related charges and capital expenditures in our Canada segment over the next year as we finalize and implement the plan. See Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 7.2% in 2016, decreased by 6.3% in 2017, and increased by 5.6% during the thirty-nine weeks ended September 29, 2018. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 1.2% in 2016, declined by 8.5% in 2017, and increased by 2.8% during the thirty-nine weeks ended September 29, 2018.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 3.0% in 2016, decreased by 6.6% in 2017, and increased by 3.2% during the thirty-nine weeks ended September 29, 2018. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. We expect that the recently implemented U.S. tariffs on steel and aluminum and other imported goods will impact product costs during the fourth quarter of 2018. This required us to take pricing action to offset the increasing product costs. The price increase will be effective in the fourth quarter of 2018. The recently announced tariffs did not have a material impact on our results of operations in the third quarter of 2018.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen and thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017.
Thirteen Week Period Ended September 29, 2018 vs the Thirteen Week Period Ended September 30, 2017

	Thirteen Weeks Ended September 29, 2018		Thirteen Weeks Ended September 30, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$243,839	100.0%	$218,955	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	130,321	53.4%	119,468	54.6%
Selling, general and administrative expenses	83,575	34.3%	69,165	31.6%
Depreciation	12,004	4.9%	7,300	3.3%
Amortization	10,437	4.3%	9,500	4.3%
Other (income) expense	596	0.2%	(462)	(0.2)%
Income from operations	6,906	2.8%	13,984	6.4%
Interest expense, net of investment income	19,179	7.9%	15,844	7.2%
Refinancing charges	—	—%	—	—%
Loss before income taxes	(12,273)	(5.0)%	(1,860)	(0.8)%
Income tax benefit	(1,565)	(0.6)%	(538)	(0.2)%
Net loss	$(10,708)	(4.4)%	$(1,322)	(0.6)%

Net Sales
Net sales for the third quarter of 2018 were $243.8 million, an increase of approximately $24.9 million compared to net sales of $219.0 million for the third quarter of 2017. The increase from prior year was primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added approximately $12.0 million in net sales in the third quarter of 2018. Additionally, the acquisition of MinuteKey in the third quarter of 2018 added approximately $7.3 million in net sales. Key and key accessory sales increased $3.4 million in our traditional market due to a key program roll out to a new customer. Finally, sales of hurricane related products increased $2.4 million.
Cost of Sales
Our cost of sales was $130.3 million, or 53.4% of net sales, in the third quarter of 2018, an increase of approximately $10.9 million compared to $119.5 million, or 54.6% of net sales, in the third quarter of 2017. The decrease of 1.2% in cost of sales, expressed as a percent of net sales, in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to $4.1 million of anti-dumping duties expensed in the third quarter of 2017. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $83.6 million in the thirteen weeks ended September 29, 2018, an increase of approximately $14.4 million, compared to $69.2 million in the thirteen weeks ended September 30, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $35.3 million in the third quarter of 2018, an increase of $4.8 million compared to $30.5 million in the third quarter of 2017. The increase in selling expense was primarily due to the acquisition of MinuteKey which added $3.4 million in selling expense in the third quarter. Additionally, labor and benefit costs increased $1.1 million. Finally, the acquisition of ST Fastening Systems added $0.7 million in selling expense in the current year. These increases were offset by a decrease of $0.5 million in the cost of updating customer store labels for the implementation of a new pricing program.

•
Warehouse and delivery expenses were $31.7 million in the third quarter of 2018, an increase of $3.6 million compared to $28.1 million in the third quarter of 2017. The increase was primarily due the acquisition of ST Fastening Systems, which added $1.5 million in warehouse and delivery expense in the current year. Labor, benefits, freight and maintenance costs increased $1.4 million from the prior year. Finally, we incurred $0.3 million of additional warehouse costs in the third quarter of 2018 related to the restructuring of our Canada segment, see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information.

•
General and administrative (“G&A”) expenses were $16.6 million in the third quarter of 2018, an increase of $6.1 million compared to $10.5 million in the third quarter of 2017. The increase was primarily due to $4.5 million in acquisition related costs associated with MinuteKey and Big Time. Additionally, the acquisitions of MinuteKey and ST Fastening Systems added $1.3 million and $1.1 million, respectively, in G&A expense in the current year. These increases were offset by reductions in corporate overhead charges.

Depreciation expense was $12.0 million in the third quarter of 2018 compared to depreciation expense of $7.3 million in the third quarter of 2017. The increase in depreciation expense was due to $1.6 million in additional depreciation from the acquisition of MinuteKey and $0.5 million from the acquisition of ST Fastening Systems. The remaining increase was driven by in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada. Amortization expense was $10.4 million in the third quarter of 2018 compared to $9.5 million in the third quarter of 2017. The increase in amortization expense was driven by the acquisitions of ST Fastening Systems in the fourth quarter of 2017 and MinuteKey in the third quarter of 2018.

Other expense was $0.6 million in the third quarter of 2018 compared to other income of $0.5 million in the third quarter of 2017. In the third quarter of 2018, we recorded an asset impairment of $0.8 million related to restructuring activities in our Canada segment. See Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information.We recorded immaterial exchange rate losses in the third quarter of 2018 as compared to a gain of $0.3 million in the third quarter of 2017. The remainder of other income and expense for both periods is management fees, the gain or loss on the mark-to-market adjustment of our interest rate swap, and losses on the disposal of fixed assets.

In the second quarter of 2018, we refinanced our term loan and revolver. In the third quarter of 2018 we drew $165 million on the delayed draw facility of the revolver. This activity, along with additional draws on our revolving credit facility during the year led to increased interest expense. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Thirty-nine Week Period Ended September 29, 2018 vs the Thirty-nine Week Period Ended September 30, 2017

	Thirty-nine Weeks Ended September 29, 2018		Thirty-nine Weeks Ended September 30, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$697,588	100.0%	$631,994	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	373,938	53.6%	341,315	54.0%
Selling, general and administrative expenses	233,448	33.5%	203,091	32.1%
Depreciation	30,481	4.4%	25,473	4.0%
Amortization	29,872	4.3%	28,442	4.5%
Other (income) expense	455	0.1%	(1,913)	(0.3)%
Income from operations	29,394	4.2%	35,586	5.6%
Interest expense, net of investment income	53,226	7.6%	47,132	7.5%
Refinancing charges	8,542	1.2%	—	—%
Loss before income taxes	(32,374)	(4.6)%	(11,546)	(1.8)%
Income tax expense (benefit)	2,182	0.3%	(4,759)	(0.8)%
Net loss	$(34,556)	(5.0)%	$(6,787)	(1.1)%

Net Sales
Net sales for the thirty-nine weeks ended September 29, 2018 were $697.6 million, an increase of approximately $65.6 million compared to net sales of $632.0 million for the thirty-nine weeks ended September 30, 2017. The increase from prior year was primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added approximately $35.7 million in net sales in 2018. Key and key accessory sales increased by $10.8 million primarily due to the key program roll out to a new key customer in 2018. Sales of hurricane related products increased $8.2 million. The acquisition of MinuteKey in the third quarter of 2018 added sales of $7.3 million. Lastly, sales in Canada, excluding acquisitions, increased by $4.1 million primarily due to the roll out of wall anchor and builders' hardware products to retail customers.
Cost of Sales
Our cost of sales was $373.9 million, or 53.6% of net sales, in the thirty-nine weeks ended September 29, 2018, an increase of approximately $32.6 million compared to $341.3 million, or 54.0% of net sales, in the thirty-nine weeks ended September 30, 2017. The decrease of 0.4% in cost of sales, expressed as a percent of net sales, was primarily driven by adjustments to our accrual for anti-dumping duties. In the thirty-nine weeks ended September 29, 2018 we recorded reduction of $4.1 million in cost of sales due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. In the thirty-nine weeks ended September 30, 2017 we recorded expense of $6.3 million in cost of sales due to an adjustment to our accrual for anti-dumping duties based on the preliminary review results available at that time. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. This reduction was partially offset by the impact of commodity inflation which increased our cost of sales.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $233.4 million in the thirty-nine weeks ended September 29, 2018, an increase of approximately $30.4 million, compared to $203.1 million in the thirty-nine weeks ended September 30, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $99.2 million in the thirty-nine weeks ended September 29, 2018, an increase of $10.6 million compared to $88.6 million in the thirty-nine weeks ended September 30, 2017. The increase in selling expense was primarily due to increasing labor and benefit costs of $3.3 million and the $2.0 million cost of updating customer store labels for a new pricing program. Additionally, the acquisitions of MinuteKey and ST Fastening Systems added $3.4 million and $2.0 million, respectively, in selling expense in the current year.

•
Warehouse and delivery expenses were $92.8 million in the thirty-nine weeks ended September 29, 2018, an increase of $10.2 million compared to $82.6 million in the thirty-nine weeks ended September 30, 2017. The increase was primarily due to the acquisition of ST Fastening Systems, which added $4.1 million in warehouse and delivery expense in the current year. Labor, benefit, freight, and maintenance costs also increased $3.8 million from the prior year. We incurred $1.3 million in additional expense to relocate our distribution center in Dallas, Texas to a larger facility in the same area in order to optimize our distribution network. Finally, we incurred additional warehouse expense of $0.6 million related to restructuring activities in our Canada segment (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).

•
General and administrative (“G&A”) expenses were $41.5 million in the thirty-nine weeks ended September 29, 2018, an increase of $9.6 million compared to $31.9 million in the thirty-nine weeks ended September 30, 2017. The increase was primarily due to $6.9 million in acquisition cots related to MinuteKey and Big Time. Additionally, the acquisition of ST Fastening Systems added $2.9 million in G&A expense in the current year.

Depreciation expense was $30.5 million in the thirty-nine weeks ended September 29, 2018 compared to depreciation expense of $25.5 million in the thirty-nine weeks ended September 30, 2017. The increase in depreciation expense was due to $1.6 million in additional depreciation from the acquisition of MinuteKey and $1.5 million from the acquisition of ST Fastening Systems. The remaining increase was driven by new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada. Amortization expense was $29.9 million in the thirty-nine weeks ended September 29, 2018 compared to $28.4 million in the thirty-nine weeks ended September 30, 2017. The increase amortization was driven by the acquisitions of ST Fastening Systems in the fourth quarter of 2017 and MinuteKey in the third quarter of 2018.

Other expense was $0.5 million in the thirty-nine weeks ended September 29, 2018 compared to other income of $1.9 million in the thirty-nine weeks ended September 30, 2017. We recorded an exchange rate loss of $0.8 million in the thirty-nine weeks ended September 29, 2018 as compared to a gain of $1.3 million in the thirty-nine weeks ended September 30, 2017. Additionally, in the thirty-nine weeks ended September 29, 2018 we recorded an asset impairment of $0.8 million related to restructuring activities in our Canada segment. See Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information. These losses were offset by gains on the mark to market adjustment of our interest rate swap. In the thirty-nine weeks ended September 29, 2018, we recorded a gain of $1.7 million on the mark to market adjustments on the interest rate swaps as compared to a gain of $1.0 million in the thirty-nine weeks ended September 30, 2017. The remainder of other income and expense for both periods is management fees and losses on the disposal of fixed assets.

In the third quarter of 2018, we refinanced our term loan and revolving credit facility, incurring a loss of $8.5 million related to deferred financing costs and additional interest expense. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017 (dollars in thousands):

	Thirteen Weeks Ended September 29, 2018	Thirteen Weeks Ended September 30, 2017	Thirty-nine Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 30, 2017
Revenues
United States	$204,450	$179,705	$581,238	$520,557
Canada	37,422	37,430	110,574	106,292
All Other	1,967	1,820	5,776	5,145
Total revenues	$243,839	$218,955	$697,588	$631,994
Segment income (loss) from operations
United States	$8,101	$12,352	$30,452	$31,739
Canada	(1,514)	1,480	(1,671)	3,140
All Other	319	152	613	707
Total income from operations	$6,906	$13,984	$29,394	$35,586
The Thirteen Week Period Ended September 29, 2018 vs the Thirteen Week Period Ended September 30, 2017

Net Sales
Net sales for the thirteen weeks ended September 29, 2018 increased $24.9 million compared to the net sales for the thirteen weeks ended September 30, 2017.

For the United States operating segment, net sales increased by $24.7 million primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $12.0 million in net sales in the third quarter of 2018 and the acquisition of MinuteKey which added sales of $7.2 million in our United States operating segment. Key and key accessory sales increased $3.4 million in our traditional market due to a key program roll out to a new customer. Finally, sales of hurricane related products increased $2.4 million.

Net sales for our Canada operating segment were consistent with the comparable prior year period.

Income from Operations
Income from operations for the thirteen weeks ended September 29, 2018 decreased $7.1 million compared to income from operations for the thirteen weeks ended September 30, 2017.

Income from operations of our United States segment decreased by approximately $4.3 million in the thirteen weeks ended September 29, 2018 to $8.1 million as compared to $12.4 million in the thirteen weeks ended September 30, 2017. The increase in sales was offset by higher operating costs as we incurred $4.5 million in acquisition related costs for MinuteKey and Big Time. Labor, benefit, and freight costs increased $2.7 million from prior year. The acquisitions of ST Fastening Systems and MinuteKey also contributed $0.4 million and $(0.6) million, respectively, in income from operations in the third quarter of 2018.

Loss from operations in our Canada segment for the thirteen weeks ended September 29, 2018 of $1.5 million was $3.0 million lower than income of $1.5 million in the thirteen weeks ended September 30, 2017. In the thirteen weeks ended September 29, 2018 we incurred $2.5 million in restructuring related charges for our Canada segment consisting of inventory write offs, asset impairments, labor and severance, and consulting costs, see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information. Finally, we experienced rising labor, freight, and warehouse maintenance charges of $0.4 million.

The Thirty-nine Week Period Ended September 29, 2018 vs the Thirty-nine Week Period Ended September 30, 2017

Net Sales
Net sales for the thirty-nine weeks ended September 29, 2018 increased $65.6 million compared to the net sales for the thirty-nine weeks ended September 30, 2017. For the United States operating segment, net sales increased by $60.7 million primarily due to the acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $35.7 million in net sales in the thirty-nine weeks ended September 29, 2018. Key and key accessory sales increased by $10.8 million primarily due to the key program roll out to a new key customer in 2018. Sales of hurricane related products increased $8.2 million. The acquisition of MinuteKey in the third quarter of 2018 added sales of $7.2 million.

Net sales for our Canada operating segment increased by $4.3 million primarily due to the roll out of wall anchor and builders' hardware products to retail customers.

Income from Operations
Income from operations for the thirty-nine weeks ended September 29, 2018 decreased $6.2 million compared to income from operations for the thirty-nine weeks ended September 30, 2017.

Income from operations of our United States segment decreased by approximately $1.3 million in the thirty-nine weeks ended September 29, 2018 to $30.5 million as compared to $31.7 million in the thirty-nine weeks ended September 30, 2017. The increase in sales was partially offset by higher operating costs as labor, benefit, and freight costs increased $6.6 million compared to the prior year. We also incurred $6.9 million of acquisition related costs driven by MinuteKey and Big Time, $2.0 million in costs of updating customer store labels for a new pricing program, and $1.3 million in additional expense to relocate our distribution center in Dallas, Texas to a larger facility in the same area in order to optimize our distribution network. The acquisitions of ST Fastening Systems and MinuteKey contributed $2.4 million and $(0.6) million, respectively, in income from operations in the first half of 2018.

Loss from operations in our Canada segment for the thirty-nine weeks ended September 29, 2018 of $1.7 million decreased $4.8 million as compared to income of $3.1 million in the thirty-nine weeks ended September 30, 2017 as the increase in sales was offset by restructuring charges of $2.8 million in restructuring related charges for our Canada segment consisting of inventory write offs, asset impairments, labor and severance, and consulting costs, see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information.We experienced rising labor, freight, and warehouse maintenance charges of $1.7 million. Finally, we incurred an additional $1.0 million in costs related to completing the implementation of our ERP system.

Income Taxes

In the thirteen weeks ended September 29, 2018, we recorded an income tax benefit of $1.6 million on pre-tax loss of $12.3 million. The effective income tax rate was 12.8% for the thirteen weeks ended September 29, 2018. In the thirty-nine weeks ended September 29, 2018, we recorded an income tax provision of $2.2 million on pre-tax loss of $32.4 million. The effective income tax rate was (6.7)% for the thirty-nine weeks ended September 29, 2018.

In the thirteen weeks ended September 30, 2017, we recorded an income tax benefit of $0.5 million on a pre-tax loss of $1.9 million. The effective income tax rate was 28.9% for the thirteen weeks ended September 30, 2017. In the thirty-nine weeks ended September 30, 2017, we recorded an income tax benefit of $4.8 million on a pre-tax loss of $11.5 million. The effective income tax rate was 41.2% for the thirty-nine weeks ended September 30, 2017.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 29, 2018 due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. In addition, the effective income tax rate was adversely impacted by non-deductible acquisition costs relating to MinuteKey and Big Time Products. The remaining differences were due to the lack of any income tax benefit recognized on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets.

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

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirty-nine weeks ended September 29, 2018 and the thirty-nine weeks ended September 30, 2017 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the thirty-nine weeks ended September 29, 2018 was $5.9 million as compared to $53.4 million in the comparable prior year period. Operating cash flows for the thirty-nine weeks ended September 29, 2018 were unfavorably impacted by an increase in inventory due to commodity inflation and new business wins. Accounts receivable also increased due to higher sales. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases. Operating cash flows for the thirty-nine weeks ended September 30, 2017 were unfavorably impacted by an increase in accounts receivable due to higher sales. This was partially offset by an increase in accounts payable associated with inventory purchases and accrued liabilities for anti-dumping duties.

Net cash used by investing activities was $208.7 million and $37.4 million for the thirty-nine weeks ended September 29, 2018 and the thirty-nine weeks ended September 30, 2017, respectively. In the thirty-nine weeks ended September 29, 2018 we acquired MinuteKey for a net cash payment of $154,498. See Note 4 - Acquisitions of the Notes to the Condensed Consolidated Financial statements for additional information. The other primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada. In 2018, we also invested capital in relocating two distribution centers.

Net cash provided by financing activities was $201.1 million for the thirty-nine weeks ended September 29, 2018. During the thirty-nine weeks ended September 29, 2018, we entered into a new term credit agreement consisting of a new funded term loan of $530 million and $165 million delayed draw term loan facility. Concurrently, we entered into a new $150 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. In the third quarter of 2018, we drew $165.0 million on the delayed draw facility of the term loan to finance the MinuteKey acquisition.We paid approximately $12.7 million in fees associated with the refinancing activities in the thirty-nine weeks ended September 29, 2018. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information on the current quarter refinancing. Our revolver draws, net, were a source of cash of $55.0 million in the thirty-nine weeks ended September 29, 2018. Additionally, in the thirty-nine weeks ended September 29, 2018 we paid a dividend of $3.8 million to Holdco for the purchase of shares of Holdco stock from former members of management.

Net cash used by financing activities was $4.2 million for the thirty-nine weeks ended September 30, 2017. We used cash to pay $4.1 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital, capital expenditure, and acquisition related needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $212.5 million as of September 29, 2018 represents an increase of $21.5 million from the December 30, 2017 level of $191.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 29, 2018, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 29, 2018, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $6.4 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $128.6 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 29, 2018. The foreign subsidiaries net tangible assets were $60.3 million and the net intangible assets were $68.3 million as of September 29, 2018.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 11 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 29, 2018, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirty-nine weeks ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We modified existing internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on December 31, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 filed with the Securities and Exchange Commission on November 9, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 29, 2018 and the thirteen and thirty-nine weeks ended September 30, 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 9, 2018