Form 10-K
period 2018-12-29
HILLMAN COMPANIES INC
filed 2019-03-28
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On March 28, 2019, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2018 was $128,514,050.

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
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $974.2 million in 2018. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
On October 1, 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of personal protection and work gear products for a purchase price of approximately $348.8 million. With the addition of Big Time, Hillman’s product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time has operations in the United States, Canada, and Mexico and will be included in each of our reportable segments.
On August 10, 2018, we completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $156.3 million. We believe that the combination of MinuteKey's self service kiosk business with Hillman's existing key duplication platform will create additional growth opportunities. MinuteKey has operations in the United States and Canada and will be included in our United States and Canada reportable segments.
On November 8, 2017, we entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, we paid a cash purchase price of approximately $47.3 million. The ST Fastening Systems business is included in our United States reportable segment.
Hillman Group
We are organized as three separate business segments aligned with the customers that we serve in the respective markets located in the United States, Canada, and Mexico
We provide products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
We market and distribute a wide variety of stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. We function as a category manager for retailers and support these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. We complement our broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. We regularly refresh retailers' displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.
We operate from 25 strategically located distribution centers in the United States, Canada, and Mexico. Our main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We also supplement our operations with third-party logistics providers to warehouse and ship customer orders in the U.S., Canada, and Mexico.
Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 5.6% of the Company's annual purchases and the top five of which accounted for approximately 14.8% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
Fastening Solutions
Fastening solutions remains the core of our business. The product line encompasses one of the largest selections among suppliers servicing the retail hardware industry. Fastening solutions consist of three categories: core fasteners, construction fasteners, and anchors. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors.
There are several brands within the Fastening product category. The core fastener line is marketed under the Hillman name for its brand. Construction fasteners have several brands including: PowerPro™, Deckplus™, and Fas-n-Tite™. Our premium line of PowerPro™ products are specifically engineered for ultimate performance with the most advanced materials, coatings, and designs and have earned the reputation and trust of both professionals and homeowners through its availability in retailers nationwide.
Our products within the category are recognized in the industry for their packaging and merchandising. The label art consists of large product images with impactful content so shoppers can easily navigate the display and locate items quickly. We keep the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. We recently launched the PowerPro™ ONE screw category. The screw was engineered to work with various materials such as wood, metal, drywall, plastic, and concrete. The PowerPro™ ONE screw satisfies a unique market position as “The One Screw You’ll Ever Need”. Due to the success of this new program, Hillman was recently awarded an innovation award from one of our top customers.
On November 8, 2017, we acquired ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. ST Fastening Systems added $47.2 million and $5.9 million in revenue for the years ended December 29, 2018 and December 30, 2017, respectively.
Fastening solutions generated approximately $553.6 million of revenues in 2018, as compared to $492.9 million in 2017 and $482.6 million in 2016.
Home and Access Solutions
Home and access solutions include products for the home such as builders’ hardware, threaded rod and metal shapes, picture hanging, home décor, and letters, numbers, and signs (“LNS”). It also includes our associate-assisted key duplication systems and key accessories. Our programs include product and category management, merchandising services, and access to our proprietary key duplicating equipment.
We design and manufacture proprietary equipment which forms the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent (“F&I”) hardware stores, and grocery/drug chains.
This proprietary equipment for key duplication varies by retail channel to fit that channel’s specific needs. The Hillman key program targets the F&I hardware retailers with a traditional machine that works well in businesses with lower turnover and highly skilled employees. The Axxess Precision Key Duplication System™ continues to be the most prevalent system with over 8,000 programs placed and marketed to national retailers requiring a high volume key duplication program easily mastered by novice associates. Our Precision Laser Key System™ system uses a digital optical camera, lasers, and proprietary software to scan a customer's key. The system identifies the key and retrieves the key's specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Approximately 2,700 of these key duplicating systems are in service throughout North American retailers. The Hillman KeyKrafter™ is our most innovative and effective key duplication equipment. It provides significant reduction in duplication time while increasing accuracy and ease of use. Additionally, with the KeyKrafter™ solution, the capability exists for consumers to securely store and retrieve digital back-ups of their key without the original though the revolutionary Hillman KeyHero™ smart phone application. There are over 5,000 KeyKrafter™ programs placed in North American retailers.
We also market keys and key accessories in conjunction with our duplication systems. Our proprietary key offering features the universal blank which uses a "universal" keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. We continually refresh the retailer's key offering by introducing decorated and licensed keys and accessories. Our Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, and M&M's to increase personalization, purchase frequency and average transaction value per key. We also market a successful line of decorative and licensed lanyards.
The builder's hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials™ brand and provide the retailer with an innovation in both product and merchandising solutions. The Hardware Essentials™ program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store while digital content including pictures, vides, copy and diagrams assist the on line journey. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The wall hanging category includes traditional picture hanging hardware and the High & Mighty™ series of tool-free wall hangers, decorative hooks, key and hook rails and floating shelves that was launched in 2017. High & Mighty™ was designed to eliminate “hangxiety” and revolutionize the way consumers express their personal style through hanging home décor. High & Mighty™ was innovated with DIYers and décor enthusiasts in mind, creating simple solutions to empower them to decorate and personalize their homes in minutes. Eliminating the barrier between inspiration and installation, the new series makes wall décor design accessible, easy and fun in three simple steps: Place. Push. Hang. There is no longer a need for hammers, screws, anchors or nails when consumers are looking for a quick and secure decorating or organizing solution.
We are the leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks™ program is carried by many top retailers, including Lowe's and Menards, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of metal shapes to many wholesalers throughout the country.
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g., 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
Home and Access solutions generated approximately $284.2 million of revenues in 2018, as compared to $279.3 million in 2017 and $268.9 million in 2016.
Consumer Connected Solutions
Consumer connected solutions consist of key duplication and engraving kiosks that can be operated directly by the consumer. Our kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations.
In 2018, we completed the acquisition of MinuteKey, the world's first self-service key duplication machine. The accuracy of robotics technology put to work in an innovative way makes MinuteKey machines easy to use, convenient and fast. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We have over 4,500 MinuteKey machines located in high-traffic locations of some of the largest retailers throughout North America. We also have over 1,000 FastKey machines, a similar key duplicating kiosk, in service in retail outlets throughout North America. Our key duplicating kiosks have demonstrated the ability to increase the overall key sales at the retail store level for customers that also have the associate-assisted key duplicating program.
In addition, we supply a variety of innovative options of consumer-operated vending systems such as Quick-Tag™, TagWorks™, and FIDO™ for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant, pet supply retailers, and other high traffic areas such as theme parks. As of December 29, 2018, over 7,000 of our engraving systems are in service in retail locations which are also supported by our sales and service representatives.
Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the original Quick-Tag™ consumer-operated vending system to the proprietary laser system of TagWorks™, we continue to lead the industry with consumer-friendly engraving solutions.
We design, manufacture, and assemble the key duplication and engraving kiosks in our Tempe, Arizona facility. Consumer connected solutions generated approximately $80.9 million of revenues in 2018, as compared to $66.1 million in 2017 and $63.4 million in 2016.
Personal Protective Solutions
In October 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of personal protection and work gear products. With the addition of Big Time, our product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time’s high-quality products like gloves, wearable tool storage, jobsite storage and kneepads, as well as outstanding customer service and award-winning packaging have had a dramatic impact on the industry.

Personal protective solutions generated approximately $55.4 million of revenues in 2018. There were no sales of personal protective solutions prior to the Big Time acquisition.
Markets and Customers
We sell our products to national accounts such as Lowe's, Home Depot, Walmart, Tractor Supply, Menards, PetSmart, and PETCO. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.
We service a wide variety of F&I retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace Hardware, and Do-It-Best. We ship directly to the cooperative's retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to a large volume of customers, the top three of which accounted for approximately $493.6 million, or approximately 51%, of our total revenue in 2018. For the year ended December 29, 2018, Home Depot was the single largest customer, representing approximately $212.6 million of our total revenues, Lowe's was the second largest at approximately $202.6 million, and Walmart was the third largest at approximately $78.5 million of our total revenue. No other customer accounted for more than 5.0% of total revenue in 2018. In each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in the following segments: United States, Canada, and Mexico.
In 2018, Hillman expanded its B2B eCommerce platform allowing certain customers to order online through the Company’s website, www.hillmangroup.com. The B2B eCommerce platform features over 34,000 items available for sale online.  In 2018, the Company had 1,500 customers enroll with the online ordering platform.  Hillman also supports over 30,000 items available for sale on retailers' websites. We supported direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites. Consumers can visit the retailer's website, select their desired fasteners, pay by credit card, and pick up their order at the retailer's store or choose to have the order shipped to the address of the consumer's choice. We continued to support retailers' requests to expand their on-line offerings in 2018.
Sales and Marketing
We provide product support and customer service for our retail distribution partners. We believe that our competitive advantage is in our ability to provide a greater level of customer service than our competitors.
Service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 690 employees and 50 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 230 employees and is managed by 25 field managers, focuses on the F&I customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks.
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

Competition
Our primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Midwest Fastener Corporation, Primesource Building Products, Inc, and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include West Chester Protective Gear, PIP, Iron Clad and MidWest Quality Gloves, Inc.  Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks™ systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
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
Insurance Arrangements
Under our current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. We retain the exposure on certain expected losses related to workers' compensation, general liability, and automobile claims. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 15 - Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 29, 2018, we had 3,772 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $14.9 million as of December 29, 2018 and approximately $10.4 million as of December 30, 2017. We expect to realize the entire December 29, 2018 backlog during fiscal 2019.
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
Item 1A - Risk Factors.
You should carefully consider the following risks. However, the risks set forth below are not the only risks that we face, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, our business, financial condition, and results of operations could be materially adversely affected. You should carefully consider the risks described below and all other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and schedules thereto.
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
Our three largest customers constituted approximately $493.6 million of net sales and $54.1 million of the year-end accounts receivable balance for 2018. Each of these customers is a big box chain store. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on our business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business.
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
Exposure to foreign currency risk exists because we, through our global operations, enter into transactions and make investments denominated in multiple currencies. Our predominant exposures are in Canadian, Mexican, and Asian currencies, including the Chinese Yuan (“CNY”). In preparing our consolidated financial statements for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, our earnings could be negatively impacted. We do not make a practice of hedging our non-U.S. dollar earnings.
We source many products from China and other Asian countries for resale in other regions. To the extent that the CNY or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The U.S. dollar increased in value relative to the CNY by 5.7% in 2018, decreased by 6.3% in 2017 and increased by 7.2% in 2016. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.
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
We import a significant amount of our products and rely on foreign sources to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or unilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact. In order to sustain current operating margins while the tariffs are in effect, we must be able to increases prices with our customers and find alternative, similarly priced sources that are not subject to the tariffs. If we are unable to effectively implement these countermeasures, our operating margins will be impacted.
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
We have $803.8 million of goodwill and $85.2 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 29, 2018. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer harm to our image if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.
We are subject to legal proceedings and legal compliance risks.
We are involved in various legal proceedings, which from time to time may involve lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation, and intellectual property litigation. At times, such matters may involve executive officers and other management. Certain of these legal proceedings may be a significant distraction to management and could expose us to significant liability, including settlement expenses, damages, fines, penalties, attorneys' fees and costs, and non-monetary sanctions, any of which could have a material adverse effect on our business and results of operations.

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
We have a significant amount of indebtedness. On December 29, 2018, total indebtedness was $1,606.4 million, consisting of $108.7 million of indebtedness of Hillman and $1,497.7 million of indebtedness of Hillman Group.
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
In addition, the indenture governing Hillman Group's notes and senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $30.1 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 29, 2018. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
We are subject to fluctuations in interest rates.
On May 31, 2018 we entered into a new credit agreement that includes a funded term loan for $530.0 million and a unfunded delayed draw term loan facility ("DDTL") for $165.0 million (collectively, "2018 Term Loan"). Concurrently, we also entered into a new asset-based revolving credit agreement ("ABL Revolver") for $150.0 million. We utilized the full $165.0 million DDTL to finance the MinuteKey acquisition on August 10, 2018. On October 1, 2018, we entered into an amendment (the

"Amendment") to the aforementioned 2018 Term Loan agreement which provided an additional $365.0 million of incremental term loan proceeds.
All of our indebtedness incurred in connection with the 2018 Term Loan and ABL Revolver has variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition.
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
In addition, the Revolver requires us to maintain inventory and accounts receivable balances to collateralize the underlying loan with a maximum allowable borrowing limit of $150.0 million. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the Revolver, those lenders could elect to declare all amounts outstanding under the Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the Senior Facilities. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, note holders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Facilities. We have pledged a significant portion of our assets as collateral under our Senior Facilities.
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
Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Additionally, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could cause a material adverse effect to our business, financial condition, and results of operations.
Item 1B - Unresolved Staff Comments.
None.
Item 2 – Properties.
As of December 29, 2018, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States
Atlanta, Georgia	12,000	Office
Boulder, Colorado	20,000	Office, Distribution
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Fairfield, Ohio	52,000	Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Rialto, California	402,000	Distribution
Rome, Georgia	14,000	Office
San Antonio, Texas	150,000	Office, Distribution
Shafter, California	134,000	Distribution
Shannon, Georgia	300,000	Distribution
Springdale, Ohio	28,000	Mfg., Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
Tyler, Texas (1)	202,000	Office, Mfg., Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	26,000	Manufacturing
Mississauga, Ontario	25,000	Distribution
Moncton, New Brunswick	16,000	Distribution
Pickering, Ontario	301,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Toronto, Ontario	385,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution
Mexico
Monterrey	13,000	Distribution

(1)
The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.

All of the Company's facilities are leased, with the exception of one building in Rome, Georgia. In the opinion of the Company's management, the Company's existing facilities are in good condition.
Item 3 – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 15 - Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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

2018	High	Low
First Quarter	$36.78	$29.63
Second Quarter	34.40	26.41
Third Quarter	32.00	29.86
Fourth Quarter	30.94	26.00
2017	High	Low
First Quarter	$34.00	$32.00
Second Quarter	34.75	33.17
Third Quarter	36.95	32.26
Fourth Quarter	34.90	33.55
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 28, 2019, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 28, 2019, our total number of shares of common stock outstanding was 5,000, held by one stockholder.
Distributions
We pay interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 29, 2018 and December 30, 2017, we paid $12.2 million per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, we are required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2018 or 2017.
The interest payments on the junior subordinated debentures underlying the Trust Preferred Securities are subject to the interest expense limitations arising from the Tax Cuts and Jobs Act (the “2017 Tax Act”) (see Note 6 - Income Taxes for further information) and will remain our obligation until the Trust Preferred Securities are redeemed or upon their maturity in 2027.
For more information on the Trust and junior subordinated debentures, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Unregistered Sales of Equity Securities
We made no sales of our equity securities during the year ended December 29, 2018.
Issuer Purchases of Equity Securities
We made no repurchases of our equity securities during the year ended December 29, 2018.

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
The following table sets forth selected consolidated financial data of the Predecessor for the six months ended June 29, 2014; and consolidated financial data of the Successor as of and for the six months ended December 31, 2014, and for the years ended December 31, 2015 and 2016, December 30, 2017, and December 29, 2018.

	Successor					Predecessor
(dollars in thousands)	Year Ended 12/29/2018	Year Ended 12/30/17	Year Ended 12/31/16	Year Ended 12/31/15	Period from 6/30/2014 Through 12/31/14	Six Months Ended 6/29/14
Income Statement Data:
Net sales	$974,175	$838,368	$814,908	$786,911	$377,292	$357,377
Cost of Sales (exclusive of depreciation and amortization)	537,885	455,717	438,418	436,004	193,221	183,342
Acquisition and integration expense (1)	—	—	—	257	22,719	31,681
Income (loss) from operations	26,836	36,985	41,515	27,398	8,241	(39,388)
Net income (loss)	(69,641)	58,648	(14,206)	(23,083)	(18,937)	(44,526)
Balance Sheet Data:
Total assets	$2,431,470	$1,799,217	$1,781,636	$1,844,999	$1,880,230	N/A
Long-term debt & capital lease obligations (2) (3)	1,167,676	550,685	536,572	570,277	547,857	N/A
11.6% Junior Subordinated Debentures	108,704	108,704	108,704	108,704	108,704	N/A
6.375% Senior Notes (3)	330,000	330,000	330,000	330,000	330,000	N/A

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.

(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.

(3)	In 2018 we refinanced our term loan, see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on our current debt.
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
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $974.2 million in 2018. We sell our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
On October 1, 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of personal protection and work gear products for a purchase price of approximately $348.8 million. With the addition of Big Time, Hillman’s product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time has operations in the United States, Canada and Mexico and will be included in each of our reportable segments.
On August 10, 2018, we completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $156.3 million. We believe that the combination of MinuteKey's self-service kiosk business with Hillman's existing key duplication platform will create additional growth opportunities. MinuteKey has operations in the United States and Canada and will be included in our United States and Canada reportable segments.
On May 31, 2018, we entered into a new term credit agreement consisting of a new funded term loan of $530 million and $165 million delayed draw term loan facility. Concurrently, we entered into a new $150 million asset-based revolving credit agreement. In the third quarter of 2018, we drew $165 million on the delayed draw facility of the term loan to finance the MinuteKey acquisition. In the fourth quarter, we amended the credit agreement and added an additional $365 million in incremental term loans to finance the acquisition of Big Time. We paid approximately $20.5 million in fees associated with the refinancing activities in the year ended December 29, 2018. See Note 7 - Long-Term Debt of the Notes to the Consolidated Financial statements for additional information on the refinancing.
As part of the ongoing restructuring of our Canada segment operations, we initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across our core categories. We incurred charges of $8.3 million, net of a gain of $6.1 million on the sale of a building, in the year ended December 29, 2018, and expect to incur additional restructuring related charges and capital expenditures in our Canada segment over the next year as we finalize and implement the plan. See Note 14 - Restructuring of the Notes to the Consolidated Financial statements for additional information.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 7.2% in 2016, decreased by 6.3% in 2017, and increased by 5.7% in 2018. The U.S. dollar decreased in value relative to the Taiwan dollar by approximately 1.2% in 2016, decreased by 8.5% in 2017, and increased by 3.3% in 2018.
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

We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 3.0% in 2016, decreased by 6.6% in 2017, and increased by 8.7% in 2018. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.
Product Revenues
The following is revenue based on products for our significant product categories:

	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
Year Ended December 29, 2018
United States	437,164	251,749	80,424	52,749	822,086
Canada	109,893	31,509	518	1,945	143,865
Other	6,539	932	—	753	8,224
Consolidated	553,596	284,190	80,942	55,447	974,175

Year Ended December 30, 2017
United States	380,299	247,164	66,136	—	693,599
Canada	106,689	31,099	12	—	137,800
Other	5,936	1,033	—	—	6,969
Consolidated	492,924	279,296	66,148	—	838,368

Year Ended December 31, 2016
United States	372,981	241,166	63,379	—	677,526
Canada	103,539	26,703	13	—	130,255
Other	6,068	1,059	—	—	7,127
Consolidated	482,588	268,928	63,392	—	814,908

Results of Operations
Results of operations for the years ended December 29, 2018 and December 30, 2017:

	Year Ended December 29, 2018		Year Ended December 30, 2017
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$974,175	100.0%	$838,368	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	537,885	55.2%	455,717	54.4%
Selling, general and administrative expenses	320,543	32.9%	274,044	32.7%
Depreciation	46,060	4.7%	34,016	4.1%
Amortization	44,572	4.6%	38,109	4.5%
Management fees to related party	546	0.1%	519	0.1%
Other income, net	(2,267)	(0.2)%	(1,022)	(0.1)%
Income from operations	26,836	2.8%	36,985	4.4%
Interest expense, net of investment income	82,775	8.5%	63,248	7.5%
Refinancing charges	11,632	1.2%	—	—%
Loss before income taxes	(67,571)	(6.9)%	(26,263)	(3.1)%
Income tax expense (benefit)	2,070	0.2%	(84,911)	(10.1)%
Net (loss) income	$(69,641)	(7.1)%	$58,648	7.0%
Year Ended December 29, 2018 vs December 30, 2017
Net Sales
Net sales for the year ended December 29, 2018 were $974.2 million, or $3.87 million per shipping day, compared to net sales of $838.4 million, or $3.33 million per shipping day for the year ended December 30, 2017, an increase of approximately $135.8 million. The increase was primarily driven by the acquisitions of ST Fastening Systems in the fourth quarter of 2017, MinuteKey in the third quarter of 2018, and Big Time in the fourth quarter of 2018. The acquisitions increased revenue $115.4 million in the year ended December 29, 2018 as compared to the year ended December 30, 2017. Sales of hurricane related products increased $7.9 million. Key and key accessory sales increased by $6.5 million primarily due to the key program roll out to a new key customer in 2018. Automotive keys increased $6.1 million due to the launch of a new product for duplication of programmable key remotes.
Cost of Sales
Our cost of sales was $537.9 million, or 55.2% of net sales, for the year ended December 29, 2018, an increase of $82.2 million compared to $455.7 million, or 54.4% of net sales, for the year ended December 30, 2017. The increase of 0.8% in cost of sales, expressed as a percent of net sales, in 2018 compared to 2017 was primarily due to inventory valuation adjustments in our Canada segment of $9.8 million driven by exiting certain lines of business and rationalizing stock keeping units (see Note 14 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information). This additional expense was partially offset by an adjustment to our accrual for anti-dumping duties. We recorded a reduction of $3.8 million in cost of sales in the year ended December 29, 2018 due to an adjustment to our accrual for anti-dumping duties (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). The remaining increase in in cost of sales, expressed as a percent of net sales, was the result of higher sales and product costs attributed to commodity inflation and tariffs.
Expenses
Operating expenses and other income (expenses) were $63.8 million higher for the year ended December 29, 2018 compared to the year ended December 30, 2017. The acquisition of ST Fastening Systems, MinuteKey, and Big Time added $43.9 million in operating expense, excluding transaction related expenses, in the year ended December 29, 2018. The following changes in underlying trends impacted the change in operating expenses excluding acquisitions:

•
Selling expense, excluding acquired businesses, was $121.4 million in the year ended December 29, 2018, an increase of $1.9 million compared to $119.5 million for the year ended December 30, 2017. The increase in selling expense was primarily due to $0.9 million of additional expense for updating customer store labels for a new pricing program with the remaining increase due to higher labor and benefit costs.

•
Warehouse and delivery expenses, excluding acquired businesses, were $116.7 million for the year ended December 29, 2018, an increase of $6.6 million compared to warehouse and delivery expenses of $110.1 million for the year ended December 30, 2017. We incurred $4.6 million of higher expense for increases in labor, benefits, freight, and equipment costs. We also incurred additional warehouse expense of $2.2 million related to restructuring activities in our Canada segment (see Note 14 - Restructuring  of the Notes to the Condensed Consolidated Financial statements for additional information).

•
General and administrative (“G&A”) expenses, excluding acquired businesses, were $50.2 million in the year ended December 29, 2018, an increase of $7.4 million compared to $42.8 million in the year ended December 30, 2017. In the year ended December 29, 2018 we incurred an additional $11.2 million in acquisition related costs associated with MinuteKey and Big Time. The increased acquisition expenses were partially offset by lower variable compensation expense in the current year.

•
Depreciation expense, excluding acquired businesses, was $39.2 million in the year ended December 29, 2018 compared to $33.7 million in the year ended December 30, 2017. The increase was driven by our continued investment in new, state of the art key cutting technology, the KeyKrafter™ and the implementation of our ERP system in Canada.

•	Amortization expense, excluding acquired businesses, of $37.8 million in the year ended December 29, 2018 was consistent with the year ended December 30, 2017.

•
Other income of $2.3 million for the year ended December 29, 2018 increased $1.2 million compared to income of $1.0 million in the year ended December 30, 2017. Other income of $2.3 million for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment, (see Note 14 - Restructuring  of the Notes to the Condensed Consolidated Financial statements for additional information). The current year gain was offset by $2.0 million exchange rate losses of exchange rate losses and $0.6 million of losses on the mark-to-market adjustment of our interest rate swaps. Other income for the year ended December 30, 2017 included $1.5 million of gains on the mark-to-market adjustment of our interest rate swaps and $1.3 million of exchange rate gains. These gains were partially offset by net losses of $1.9 million as we exited certain lines of business. In both years we incurred immaterial losses on the disposal of fixed assets.

Interest expense, net, of $82.8 million for the year ended December 29, 2018 increased $19.5 million, compared to $63.2 million for the year ended December 30, 2017. During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million. In connection with the refinancing, we incurred $11.6 million in refinancing charges. The increase in the term loan and additional draws on our revolving credit facility during the year led to increased interest expense. See Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.
Results of Operations
Results of operations for the years ended December 30, 2017 and December 31, 2016:

	Year Ended December 30, 2017		Year Ended December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$838,368	100.0%	$814,908	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	455,717	54.4%	438,418	53.8%
Selling, general and administrative expenses	274,044	32.7%	265,241	32.5%
Depreciation	34,016	4.1%	32,245	4.0%
Amortization	38,109	4.5%	37,905	4.7%
Management fees to related party	519	0.1%	550	0.1%
Other income, net	(1,022)	(0.1)%	(966)	(0.1)%
Income from operations	36,985	4.4%	41,515	5.1%
Interest expense, net of investment income	63,248	7.5%	63,411	7.8%
Loss before income taxes	(26,263)	(3.1)%	(21,896)	(2.7)%
Income tax benefit	(84,911)	(10.1)%	(7,690)	(0.9)%
Net income (loss)	$58,648	7.0%	$(14,206)	(1.7)%

Year Ended December 30, 2017 vs Year Ended December 31, 2016
Net Sales
Net sales for the year ended December 30, 2017 were $838.4 million, or $3.33 million per shipping day, compared to net sales of $814.9 million, or $3.22 million per shipping day, for the year ended December 31, 2016. The increase from prior year was primarily driven by volume growth with big box retailers of $8.2 million, growth in our Canada segment of $7.5 million, and the acquisition of ST Fastening Systems which added $5.9 million in net sales. Additionally, our commercial industrial sales increased $2.9 million due to higher hurricane related demand in 2017.
Cost of Sales
Our cost of sales was $455.7 million, or 54.4% of net sales, for the year ended December 30, 2017, an increase of $17.3 million compared to $438.4 million, or 53.8% of net sales, for the year ended December 31, 2016. The increase of 0.6% in cost of sales, expressed as a percent of net sales, in 2017 compared to 2016 was primarily due to $6.3 million of additional expense in the year ended December 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

Expenses
Operating expenses and other income (expenses) were $10.7 million higher for the year ended December 30, 2017 compared to the year ended December 31, 2016. The acquisition of ST Fastening Systems added $2.1 million in operating expense, excluding transaction related expenses, in the year ended December 30, 2017. The following changes in underlying trends impacted the change in operating expenses excluding the acquisition of ST Fastening Systems:

•
Selling expense, excluding acquired businesses, was $119.5 million in the year ended December 30, 2017, an increase of $2.7 million compared to $116.8 million for the year ended December 31, 2016. The increase in selling expense was primarily due the launch of our new product line, High & Mighty™, an innovative series of tool-free wall hangers, decorative hooks, key and hook rails, and floating shelves.

•
Warehouse and delivery expenses, excluding acquired businesses, were $110.1 million for the year ended December 30, 2017, an increase of $5.0 million compared to warehouse and delivery expenses of $105.1 million for the year ended December 31, 2016. We incurred approximately $5.4 million of additional warehouse expense in 2017 associated with the operations of a new hub facility located on the U.S. West Coast, which became operational at the end of the first quarter of 2017. The remaining increase was driven by the unfavorable conversion of local currency to the U.S. dollar for our Canadian operations.

•	G&A expenses, excluding acquired businesses, were $42.8 million in the year ended December 30, 2017 was consistent with $43.3 million in the year ended December 31, 2016.

•
Depreciation expense, excluding acquired businesses, was $33.7 million in the year ended December 30, 2017 compared to $32.2 million in the year ended December 31, 2016. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to our ERP system.

•	Amortization expense, excluding acquired businesses, of $37.9 million in the year ended December 30, 2017 was consistent with the year ended December 31, 2016.

•	Other income was $1.0 million for the year ended December 30, 2017 was consistent with other income for the year ended December 31, 2016.
Interest expense, net, was $63.2 million for the year ended December 30, 2017 was consistent with $63.4 million for the year ended December 31, 2016.
Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Segment Revenues
United States	$822,086	$693,599	$677,526
Canada	143,865	137,800	130,255
Other	8,224	6,969	7,127
Total revenues	$974,175	$838,368	$814,908
Segment Income (Loss) from Operations
United States	$35,037	$32,583	$42,148
Canada	(8,820)	2,881	932
Other	619	1,521	(1,565)
Total income from operations	$26,836	$36,985	$41,515
Year Ended December 29, 2018 vs December 30, 2017
Net Sales
Net sales for the year ended December 29, 2018 increased $135.8 million compared to the net sales for the year ended December 30, 2017. Net sales for our United States operating segment increased by $128.5 million from the prior year. The increase was primarily driven by the acquisitions of ST Fastening Systems in the fourth quarter of 2017, MinuteKey in the third quarter of 2018, and Big Time in the fourth quarter of 2018. The acquisitions increased revenue $112.2 million in the year ended December 29, 2018 as compared to the year ended December 30, 2017. Sales of hurricane related products increased $7.9 million. Key and key accessory sales increased by $6.5 million primarily due to the key program roll out to a new key customer in 2018. Automotive keys increased $6.1 million due to the launch of a new product for duplication of programmable key remotes. These increases were partially offset by a decrease in our sales of Letters Numbers and Signs.
Net sales for our Canada operating segment increased by $6.1 million primarily due to the roll out of wall anchor and builders' hardware products to retail customers.
Net sales in our Other operating segment increased by $1.3 million primarily due to the acquisition of Big Time which added $0.8 million in sales for the year ended December 29, 2018.
Income (loss) from Operations

Income from operations for the year ended December 29, 2018 decreased $10.1 million compared to the year ended December 30, 2017.

Income from operations of our United States segment increased by approximately $2.5 million in the year ended December 29, 2018 to $35.0 million from $32.6 million in the year ended December 30, 2017.  The acquisition of ST Fastening Systems, Minute Key, and Big Time added $4.7 million in operating income in the current year. Excluding acquisitions, operating income in our United States segment decreased by $2.3 million. The decrease was the result of higher SG&A costs, and higher depreciation expense that offset the increase in net sales. SG&A expenses were $12.9 million higher in the year ended December 29, 2018 compared to the year ended December 30, 2017 primarily due to $11.2 million in acquisition related expenses associated with MinuteKey and Big Time. We also incurred $0.9 million of additional selling expense for updating customer store labels for a new pricing program. The remaining increase was due to increases in labor, benefits, freight, and equipment costs. Depreciation expense was higher in the United States segment in the year ended December 29, 2018 due to capital expenditures for key machines and software related to our ERP system partially offset by certain assets becoming fully depreciated.

Income from operations of our Canada segment decreased by $11.7 million in the year ended December 29, 2018 to a loss of $8.8 million as compared to income of $2.9 million in the year ended December 30, 2017. The increase in sales was offset by net restructuring charges of $8.3 million in restructuring related charges for our Canada segment consisting of inventory valuation adjustments, asset impairments, labor and severance, and consulting costs, partially offset by a gain on the sale of real estate. See Note 14 - Restructuring  of the Notes to the Consolidated Financial statements for additional information. Additionally, in the year ended December 29, 2018 we incurred exchange rate losses of $1.8 million compared to gains of $0.9 million in the year ended December 30, 2017.

Year Ended December 30, 2017 vs Year Ended December 31, 2016
Net Sales
Net sales for the year ended December 30, 2017 increased $23.5 million compared to the net sales for the year ended December 31, 2016. Net sales for our United States operating segment increased by $16.1 million primarily driven by $8.2 million of volume growth with big box retailers and the acquisition of ST Fastening Systems which added $5.9 million in net sales. Additionally, our U.S. commercial industrial sales increased $2.9 million due to higher hurricane related demand in 2017.
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

Income from operations of our United States segment decreased by approximately $9.6 million in the year ended December 30, 2017 to $32.6 million as compared to $42.1 million in the year ended December 31, 2016. The decrease was the result of higher cost of goods sold as a percentage of net sales, higher SG&A costs, and higher depreciation expense that offset the increase in net sales. Our cost of goods sold was 52.0% of net sales for the year ended December 30, 2017 compared to 51.1% of net sales for the year ended December 31, 2016 primarily due to $6.3 million of additional expense in the year ended December 30, 2017 for anti-dumping duties associated with nails imported from China from 2014 through 2016 (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). SG&A expenses were $8.5 million higher in the year ended December 30, 2017 compared to the year ended December 31, 2016 primarily due to $5.4 million in higher warehousing costs for expenses associated with our new hub facility located on the West Coast. Selling expense increased $3.2 million primarily due to costs associated with the launch of our new product line, High & Mighty™, an innovative series of tool-free wall hangers, decorative hooks, key and hook rails, and floating shelves. Depreciation expense was $1.3 million higher in the United States segment in the year ended December 30, 2017 due to capital expenditures for key and engraving machines and software related to our ERP system partially offset by certain assets becoming fully depreciated.

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

Income Taxes
Year Ended December 29, 2018 vs December 30, 2017
In the year ended December 29, 2018, we recorded income tax expense of $2.1 million on a pre-tax loss of $67.6 million. The effective income tax rate was (3.1)% for the year ended December 29, 2018. In the year ended December 30, 2017, we recorded an income tax benefit of $84.9 million on a pre-tax loss of $26.3 million. The effective income tax rate was 323.3% for the year ended December 30, 2017.

The effective income tax rate differed from the federal statutory tax rate in the year ended December 29, 2018 primarily due to the provisions established with the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). We recorded approximately $11.7 million in income tax expense attributable to certain provisions of the 2017 Tax Act. The Company recorded a valuation allowance of $6.1 million for certain U.S. federal net operating losses that are subject to the dual consolidated loss limitation rules. Additionally, the Company recorded $2.2 million in income tax expense for certain non-deductible acquisition costs attributable to the MinuteKey and Big Time acquisitions. The remaining differences between the effective income tax rate and the federal statutory rate in the year ended December 29, 2018 were attributable to state and foreign income taxes.

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, among other things, a permanent corporate rate reduction to 21% from 35%, implementing a modified territorial system including a mandatory deemed repatriation on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.

During 2017, the Company recorded a provisional $75 million deferred income tax benefit for the remeasurement of its net deferred tax liabilities. Additionally, the Company did not record a provision for the Transition Tax in 2017 given the lack of historical earnings in the Company's foreign subsidiaries. During 2018, the Company did not significantly adjust the provisional estimate from the provisional calculations. In 2018, the Company became subject to certain provisions of the 2017 Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI"), and the IRC §163(j) interest limitation ("Interest Limitation") (see Note 6 - Income Taxes of the Notes to Consolidated Financial Statements for additional information).

Year Ended December 30, 2017 vs. December 31, 2016

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

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash provided by operating activities for the year ended December 29, 2018 was approximately $7.5 million.  Operating cash flows for the year ended December 29, 2018 were unfavorably impacted by lower net income driven by increased interest expense and acquisition related costs along with an increase in inventory due to commodity inflation and new business wins. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases and a decrease in accounts receivable. Net cash provided by operating activities for the year ended December 30, 2017 was approximately $82.9 million and was favorably impacted by our focus on reducing net working capital which translated to improvements in inventory and accounts payable. Net cash provided by operating activities for the year ended December 31, 2016 was approximately $77.5 million and was favorably impacted by our focus on reducing net working capital which translated to improvements in accounts receivable and inventory.
Investing Activities
Net cash used for investing activities was $572.6 million, $100.1 million, and $41.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. In the year ended December 29, 2018 we acquired MinuteKey and Big Time and made a final working capital true up payment for ST Fastening Systems which equated a total net cash outflow of approximately $501.0 million. Additionally, in the year ended December 30, 2017, we acquired ST Fastening Systems with a cash payment of $47.2 million (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for

additional information). Finally, cash was used in all periods to invest in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada.
Financing Activities
Net cash provided by financing activities was $581.9 million for the year ended December 29, 2018. On May 31, we entered into a new term credit agreement consisting of a new funded term loan of $530.0 million and $165.0 million delayed draw term loan facility. Concurrently, we entered into a new $150.0 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. In the third quarter of 2018, we drew $165.0 million on the delayed draw facility of the term loan to finance the MinuteKey acquisition. In the fourth quarter, we amended the credit agreement and added an additional $365.0 million in incremental term loans to finance the acquisition of Big Time. We paid approximately $20.5 million in fees associated with the refinancing activities in the year ended December 29, 2018. See Note 7 - Long-Term Debt of the Notes to the Consolidated Financial statements for additional information on the refinancing. Our revolver draws, net, were a source of cash of $88.7 million in the year ended December 29, 2018. Additionally, in the year ended December 29, 2018 we paid a dividend of $3.8 million to Holdco for the purchase of shares of Holdco stock from former members of management.
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
Our working capital (current assets minus current liabilities) position of $280.0 million as of December 29, 2018 represents an increase of $89.0 million from the December 30, 2017 level of $191.0 million.
Contractual Obligations
Our contractual obligations as of December 29, 2018 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$108,704	$—	$—	$—	$108,704
Interest on Jr Subordinated Debentures	107,025	12,231	24,463	24,463	45,868
Long Term Senior Term Loans	1,058,263	10,609	21,218	21,218	1,005,218
Bank Revolving Credit Facility	108,200	—	—	108,200	—
6.375% Senior Notes	330,000	—	—	330,000	—
KeyWorks License Agreement	784	363	421	—	—
Interest payments (2)	503,981	92,516	182,209	144,936	84,320
Operating Leases	83,584	17,326	28,041	21,553	16,664
Deferred Compensation Obligations	1,905	545	—	—	1,360
Capital Lease Obligations	1,213	376	550	72	215
Other Obligations	1,602	683	735	184	—
Uncertain Tax Position Liabilities	1,101	—	1,101	—	—
Total Contractual Cash Obligations (3)	$2,306,362	$134,649	$258,738	$650,626	$1,262,349

(1)	The Junior Subordinated Debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 6.34% as of

December 29, 2018. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate. Interest payments on the variable rate Revolver borrowings were calculated using the actual interest rate of 3.94% as of December 29, 2018.

(3)
All of the contractual obligations noted above are reflected on the Company's consolidated balance sheet as of December 29, 2018 except for the interest payments, purchase obligations, and operating leases.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Related Party Transactions
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of approximately $0.5 million for each of the years ended December 29, 2018 and December 30, 2017, and $0.6 million for the year ended December 31, 2016.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $0.5 million for the year ended December 30, 2017 and $0.5 million for the year ended December 31, 2016. No such sales were recorded in the year ended December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3.8 million to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2017 nor fiscal 2016.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. We have recorded rental expense for the lease of this facility on an arm's length basis. Our rental expense for the lease of this facility was $0.4 million for each of the years ended December 29, 2018 and December 30, 2017, and $0.3 million for the year ended December 31, 2016.
The Company has three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities in Canada. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. We have recorded rental expense for the three leases on an arm's length basis. Rental expense for these facilities was $0.7 million for the years ended December 29, 2018, and December 30, 2017 and $0.6 million for the year ended December 31, 2016.
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
See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial statements for information on disaggregated revenue by product category.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the weighted average cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 29, 2018, would have affected net earnings by approximately $1.4 million in fiscal 2018.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2018, 2017, and 2016, an independent appraiser assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessments in 2018, 2017, and 2016 indicated that the fair value of each reporting unit was in excess of its carrying value.
Intangible Assets:
We evaluate our indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded in 2018, 2017, or 2016 as a result of the quantitative annual impairment test.
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
Business Combinations:
As we enter into business combinations, we perform acquisition accounting requirements including the following:

•Identifying the acquirer
•Determining the acquisition date
•Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•Recognizing and measuring goodwill or a gain from a bargain purchase

We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities based upon the valuation of the business enterprise and the tangible and intangible assets acquired. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price.
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
Based on our exposure to variable rate borrowings at December 29, 2018, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.2 million.
Foreign Currency Exchange

We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $146.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of December 29, 2018. The foreign subsidiaries net tangible assets were $81.8 million and the net intangible assets were $64.4 million as of December 29, 2018.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 29, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of MinuteKey and Big Time Products, the companies it acquired during fiscal 2018, which were included in the 2018 consolidated financial statements. These acquired companies constituted $547,408 thousand or 23% of the Company’s total assets as of December 29, 2018, and $74,032 thousand or 8% of total net revenues, for the year end December 29, 2018.We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
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

/s/ GREGORY J. GLUCHOWSKI, JR.		/s/ ROBERT O. KRAFT

Gregory J. Gluchowski, Jr.		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 28, 2019	Dated:	March 28, 2019

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
The Hillman Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of comprehensive income (loss), stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 29, 2018, and the related notes and financial statement schedule II - Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition on December 31, 2017 due to the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Cincinnati, Ohio
March 28, 2019

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,234	$9,937
Accounts receivable, net of allowances of $846 ($1,121 - 2017)	110,799	78,994
Inventories, net	320,281	219,479
Other current assets	18,727	11,850
Total current assets	478,041	320,260
Property and equipment, net of accumulated depreciation of $131,169 ($98,674 - 2017)	208,279	153,143
Goodwill	803,847	620,503
Other intangibles, net of accumulated amortization of $176,677 ($132,659 - 2017)	930,525	693,195
Other assets	10,778	12,116
Total assets	$2,431,470	$1,799,217
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,059	$74,051
Current portion of debt and capital lease obligations	10,985	5,706
Accrued expenses:
Salaries and wages	9,881	9,784
Pricing allowances	5,404	5,908
Income and other taxes	3,325	4,146
Interest	15,423	9,717
Other accrued expenses	17,941	19,911
Total current liabilities	198,018	129,223
Long-term debt	1,586,084	989,674
Deferred income taxes, net	200,696	145,728
Other non-current liabilities	7,565	7,189
Total liabilities	1,992,363	1,271,814

Commitments and Contingencies (Note 15)	—	—
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 29, 2018 and December 30, 2017	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 29, 2018 and December 30, 2017	—	—
Additional paid-in capital	549,528	551,518
Retained earnings (accumulated deficit)	(72,831)	2,422
Accumulated other comprehensive loss	(37,590)	(26,537)
Total stockholder's equity	439,107	527,403
Total liabilities and stockholder's equity	$2,431,470	$1,799,217

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Net sales	$974,175	$838,368	$814,908
Cost of sales (exclusive of depreciation and amortization shown separately below)	537,885	455,717	438,418
Selling, general and administrative expenses	320,543	274,044	265,241
Depreciation	46,060	34,016	32,245
Amortization	44,572	38,109	37,905
Management fees to related party	546	519	550
Other income	(2,267)	(1,022)	(966)
Income from operations	26,836	36,985	41,515
Interest expense, net	70,545	51,018	51,181
Interest expense on junior subordinated debentures	12,608	12,608	12,608
Investment income on trust common securities	(378)	(378)	(378)
Refinancing costs	11,632	—	—
Loss before income taxes	(67,571)	(26,263)	(21,896)
Income tax expense (benefit)	2,070	(84,911)	(7,690)
Net income (loss)	$(69,641)	$58,648	$(14,206)
Net income (loss) from above	$(69,641)	$58,648	$(14,206)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,053)	7,845	808
Total other comprehensive income (loss)	(11,053)	7,845	808
Comprehensive income (loss)	$(80,694)	$66,493	$(13,398)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$(69,641)	$58,648	$(14,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,632	72,125	70,150
(Gain) loss on dispositions of property and equipment	(5,988)	1,140	364
Impairment of long lived assets	837	1,569	—
Deferred income taxes	394	(85,874)	(8,076)
Deferred financing and original issue discount amortization	2,455	2,530	2,627
Loss on debt restructuring	11,632	—	—
Stock-based compensation expense	1,590	2,484	2,280
(Gain) loss on disposition of Australia assets	—	(638)	1,047
Other non-cash interest and change in value of interest rate swap	607	(1,481)	(706)
Changes in operating items:
Accounts receivable	7,934	(2,777)	2,485
Inventories	(68,978)	13,800	23,668
Other assets	(1,496)	517	(2,697)
Accounts payable	41,092	9,305	(2,280)
Other accrued liabilities	(3,523)	11,562	2,931
Other items, net	—	—	(94)
Net cash provided by operating activities	7,547	82,910	77,493
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(500,989)	(47,188)	—
Capital expenditures	(71,621)	(51,410)	(41,355)
Other investing activities	—	(1,500)	—
Net cash used for investing activities	(572,610)	(100,098)	(41,355)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	1,050,050	—	—
Repayments of senior term loans	(532,488)	(5,500)	(5,500)
Borrowings of revolving credit loans	165,550	35,500	16,000
Repayments of revolving credit loans	(76,850)	(16,000)	(44,000)
Financing fees, net	(20,520)	—	—
Principal payments under capitalized lease obligations	(235)	(124)	(215)
Dividend to Holdco	(3,780)	—	—
Proceeds from exercise of stock options	200	—	—
Proceeds from sale of Holdco stock	—	500	500
Net cash provided by (used for) financing activities	581,927	14,376	(33,215)
Effect of exchange rate changes on cash	1,433	(1,357)	(202)
Net increase (decrease) in cash and cash equivalents	18,297	(4,169)	2,721
Cash and cash equivalents at beginning of period	9,937	14,106	11,385
Cash and cash equivalents at end of period	$28,234	$9,937	$14,106

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$—	$545,754	$(42,020)	$(35,190)	$468,544
Net Loss	—	—	(14,206)	—	(14,206)
Stock-based compensation	—	2,280	—	—	2,280
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	808	808
Balance at December 31, 2016	$—	$548,534	$(56,226)	$(34,382)	$457,926
Net Income	—	—	58,648	—	58,648
Stock-based compensation	—	2,484	—	—	2,484
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	7,845	7,845
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403
Net Loss	—	—	(69,641)	—	(69,641)
Stock-based compensation	—	1,590	—	—	1,590
Proceeds from exercise of stock options	—	200	—	—	200
Dividend to Holdco	—	(3,780)	—	—	(3,780)
Cumulative effect of change in accounting principles	—	—	(5,612)	—	(5,612)
Change in cumulative foreign currency translation adjustment	—	—	—	(11,053)	(11,053)
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. The consolidated financial statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. References to 2018, 2017, and 2016 are for fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
We are a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”). Affiliates of CCMP Capital Advisors, LLC (“CCMP”) own 80.5% of Holdco's outstanding common stock, affiliates of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively “Oak Hill Funds”) own 17.0% of Holdco's outstanding common stock, and certain current and former members of management own 2.5% of Holdco's outstanding common stock.
Beginning with fiscal year 2017, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the last Saturday in December 2017, effective beginning with the first quarter of 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022. The Company made the fiscal year change on a prospective basis and has not adjusted operating results for prior periods. The change does not materially impact the comparability of quarters or year ended 2018 to the quarters or years ended 2017 or 2016. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required.
Nature of Operations:
The Company is comprised of three separate business segments, operating United States, Canada, and Mexico. In prior years, the Company had operations in  Australia under the name The Hillman Group Australia Pty. Ltd. In the year ended December 31, 2016, the Company decided to exit the Australia market following the withdrawal from Australia of a key customer and recorded charges of $1,047 related to the write-off of inventory and other assets. In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss) in year ended December 30, 2017.
Hillman Group provides and, on a limited basis, produces products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; personal protective equipment such as gloves and eye-wear; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems ("STFS") and other related parties, pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of ST Fastening Systems. ST Fastening Systems, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, the Company paid a purchase price of $47,339 which reflects finalized purchase accounting adjustments for the ST Fastening Systems acquisition as of fiscal year-end 2018. The ST Fastening Systems business is included in the Company’s United States reportable segment. See Note 5 - Acquisitions for additional information.
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks for a total consideration of $156,289. MinuteKey has existing operations in the United States and Canada and be included in Hillman's United States and Canada reportable segments. See Note 5 - Acquisitions for additional information.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

On October 1, 2018, the Company completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protection and work gear products ranging from work gloves, tool belts and jobsite storage, for total consideration of $348,834. Big Time has existing operations throughout North America and its operating results reside within the Company's United States, Canada and Mexico reportable segments. See Note 5 - Acquisitions for additional information.
2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $6,943 and $6,035 at December 29, 2018 and December 30, 2017, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. See Note 9 - Deferred Compensation Plan.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $846 and $1,121 as of December 29, 2018 and December 30, 2017, respectively.
In the years ended December 29, 2018 and December 30, 2017, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $215,833 and $214,527 for the years ended December 29, 2018 and December 30, 2017, respectively, and has included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $2,233 and $1,426 for the years ended December 29, 2018 and December 30, 2017, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Property and equipment, net, consists of the following at December 29, 2018 and December 30, 2017:

	Estimated Useful Life
	(Years)	2018	2017
Land	n/a	$20	$1,117
Buildings	25	341	1,976
Leasehold improvements	3-13	8,273	6,530
Machinery and equipment	2-10	271,061	190,209
Computer equipment and software	2-5	53,471	41,345
Furniture and fixtures	6-8	2,629	1,671
Construction in process		3,653	8,969
Property and equipment, gross		339,448	251,817
Less: Accumulated depreciation		131,169	98,674
Property and equipment, net		$208,279	$153,143
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1. An independent appraiser assessed the value of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2018, 2017, and 2016 indicated that the fair value of each reporting unit was in excess of its carrying value.
No impairment charges were recorded in the years ended December 29, 2018, December 30, 2017, or December 31, 2016.
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at				Goodwill at
	December 30, 2017	Acquisitions(1)	Dispositions	Other(2)	December 29, 2018
United States (excl. recent acquisitions)	$577,556	$—	$—	$—	$577,556
ST Fastening Systems	8,881	—	—	164	9,045
MinuteKey	—	58,289	—	—	58,289
Big Time Products	—	127,323	—	—	127,323
Canada (excl. recent acquisitions)	30,372	—	—	(2,434)	27,938
MinuteKey Canada	—	—	—	—	—
Big Time Products Canada	—	—	—	—	—
Mexico (excl. recent acquisitions)	3,694	—	—	2	3,696
Big Time Products Mexico	—	—	—	—	—
Total	$620,503	$185,612	$—	$(2,268)	$803,847

(1)	See Note 5 - Acquisitions for additional information regarding the MinuteKEY and Big Time Products acquisitions.

(2)
The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units and adjustments to the opening balance sheet for the acquisition of ST Fastening Systems ("STFS"). STFS was acquired in the fourth quarter of 2017.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Intangible Assets:
Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years, representing the period over which we expect to receive future economic benefits from these assets.
Other intangibles, net, as of December 29, 2018 and December 30, 2017 consist of the following:

	Estimated
	Useful Life (Years)	December 29, 2018	December 30, 2017
Customer relationships	13-20	$939,880	$703,399
Trademarks - Indefinite	Indefinite	85,228	85,759
Trademarks - Other	5-15	26,700	300
Technology and patents	7-12	55,394	36,396
Intangible assets, gross		1,107,202	825,854
Less: Accumulated amortization		176,677	132,659
Intangible assets, net		$930,525	$693,195
Estimated annual amortization expense for intangible assets subject to amortization at December 29, 2018 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2019	$58,706
2020	$58,676
2021	$58,359
2022	$58,042
2023	$58,042
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2018, 2017, or 2016 as a result of the quantitative annual impairment test.
Long-Lived Assets:
The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the year ended December 29, 2018, the Company recorded an impairment charge of $837 related to exiting certain lines of business recorded within other income/expense on the Consolidated Statements of Comprehensive Income. See Note 14 - Restructuring of Notes to the Consolidated Financial Statements for more details. In the year ended December 30, 2017, the Company recorded an impairment charge of $1,569 related to the exit of a pilot program in the kiosk business in our U.S. operating segment. The charge was recorded to other income/expense in the statement of comprehensive income. No impairment charges were recognized for long-lived assets in the fiscal year ended December 31, 2016.
Income Taxes:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. See Note 6 - Income Taxes for additional information.
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
Retirement benefit costs were $2,567, $2,222, and $2,101 in the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Revenue Recognition:
Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts and rebate are included in the determination of net sales.

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
The following table disaggregates our revenue by product category.

	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
Year Ended December 29, 2018
United States	437,164	251,749	80,424	52,749	822,086
Canada	109,893	31,509	518	1,945	143,865
Other	6,539	932	—	753	8,224
Consolidated	553,596	284,190	80,942	55,447	974,175

Year Ended December 30, 2017
United States	380,299	247,164	66,136	—	693,599
Canada	106,689	31,099	12	—	137,800
Other	5,936	1,033	—	—	6,969
Consolidated	492,924	279,296	66,148	—	838,368

Year Ended December 31, 2016
United States	372,981	241,166	63,379	—	677,526
Canada	103,539	26,703	13	—	130,255
Other	6,068	1,059	—	—	7,127
Consolidated	482,588	268,928	63,392	—	814,908
Fastening solutions revenues consist primarily of the delivery of fasteners, anchors, and specialty products as well as in-store merchandising services for the related product category.
Home and access solutions revenues consist primarily of the delivery of keys and key accessories, builders’ hardware, wall hanging, threaded rod products, letters, numbers, and signs (“LNS”) as well as in-store merchandising services for the related product categories and access to our proprietary key duplicating equipment.
Consumer connected solutions revenues consist primarily of sales of keys and identification tags through self service key duplication and engraving kiosks.
Personal protective solutions revenues consist primarily of the delivery of personal protective equipments such as gloves and eye-wear as well as in-store merchandising services for the related product category.
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
Shipping and handling costs were $42,458, $39,205, and $36,283 in the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the Company's fastening product lines along with the key duplicating and engraving machines. The Company's research and development costs were $2,181, $2,216, and $2,277 in the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Common Stock:
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Stock Based Compensation:
The Company has a stock-based employee compensation plan pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards. Hillman reflects the options granted by HoldCo in its stand-alone consolidated financial statements in accordance with ASC 718. The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities with publicly traded shares. The Company also makes assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
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
Translation of Foreign Currencies:
The translation of the Company's Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity.
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
3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $5,612 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, an increase of $637 to other accrued expenses, and a decrease of $2,241 in deferred tax liabilities. The cumulative adjustment primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the year ended December 29, 2018 as a result of applying Topic 606 was immaterial. A majority of revenue continues to be recognized when products are shipped or delivered to customers. The Company expects the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to elect the new transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of December 30, 2018, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. As the Company finalizes system solutions and adoption processes, we estimate the adoption of the ASU will result in the recognition of a right-of-use asset and related lease liability of approximately $75,000.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to its consolidated financial statements (See Note 5- Income Taxes).
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company early adopted this ASU in the third quarter of 2018, and it did not have a material impact on the financial statements.
4. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $546, $519, and $550 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500 for the year ended December 30, 2017 and $500 for the year ended December 31, 2016. There were no sales the year ended December 29, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In the year ended December 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2017 nor fiscal 2016.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $350 for the year ended December 29, 2018, $353 for the year ended December 30, 2017, and $343 for the year ended December 31, 2016.
The Hillman Group Canada ULC, subsidiary of the Company, entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $664 for the year ended December 29, 2018, $663 for the year ended December 30, 2017, and $621 for the year ended December 31, 2016.
5. Acquisitions
ST Fastening Systems
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems ("STFS") and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of STFS. STFS, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, Hillman paid a cash purchase price of $47,339. The transaction was financed with additional borrowings under the Company's revolving credit facility. The STFS business is included in the Company’s United States reportable segment.
The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the STFS acquisition:

Accounts receivable	$3,975
Inventory	7,820
Property and equipment	16,281
Goodwill	9,045
Customer relationships	13,500
Other non-current assets	6
Total assets acquired	50,627
Less:
Liabilities assumed	(3,288)
Total purchase price	$47,339
The excess of the purchase price over the net assets has been allocated to goodwill and intangibles based on a valuation appraisal. The customer relationships have been assigned a useful life of 13 years based on the limited turnover and long-standing relationships STFS has with its existing customer base. The acquired customer relationships were valued using the discounted cash flow approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.
Net sales and operating loss from STFS included in the Company's consolidated statement of comprehensive income (loss) for the year ended December 30, 2017 was approximately $5,876 and $479, respectively. Pro forma financial information has not been presented for STFS as the financial results of STFS were insignificant to the financial results of the Company on a standalone basis.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Minute Key Holdings, Inc.
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks, for a total consideration reflecting an enterprise value of $156,289. The Company financed the acquisition with the unfunded delayed draw term loan facility of $165,000. MinuteKey is headquartered in Boulder, Colorado and has operations in the United States and Canada. MinuteKey will be included in the Company's United States and Canada reportable segments.
The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of the MinuteKey acquisition, net of purchase price accounting adjustments:

Cash	$1,791
Inventory	4,267
Other current assets	766
Property and equipment	29,888
Goodwill	58,289
Customer relationships	50,000
Developed technology	19,000
Trade names	5,400
Other non-current assets	16
Total assets acquired	169,417
Less:
Liabilities assumed	(13,128)
Total purchase price	$156,289
The amount of net sales and operating loss from MinuteKey included in the Company's consolidated statement of comprehensive income for the year ended December 29, 2018 was approximately $18,585 and $3,042, respectively. Pro forma financial information has not been presented for MinuteKey as their associated financial results are insignificant to the financial results of the Company on a standalone basis.
Big Time Products
On October 1, 2018, the Company acquired NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of personal protection and work gear products ranging from work gloves, tool belts and jobsite storage for a purchase price of $348,834. Coinciding with the Big Time acquisition, the Company entered into an amendment (the "Amendment") to the Company's existing term loan credit agreement dated May 31, 2018 (the "Term Credit Agreement"). The Amendment provided approximately $365,000 of incremental term loans. Refer to Note 7 - Long-Term Debt for further details on the Term Credit Agreement. Big Time has business operations throughout North America and its financial results reside in the Company's United States, Canada and Mexico reportable segments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities to the total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	41,150
Inventory	42,303
Other current assets	1,648
Property and equipment	3,703
Goodwill	127,323
Customer Relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	428,793
Less:
Liabilities assumed	(79,959)
Total purchase price	$348,834

The amount of net sales and operating income from Big Time included in the Company's consolidated statement of comprehensive income for the year ended December 29, 2018 was approximately $55,447 and $4,664, respectively.
Pro forma Information (Unaudited)
The following table provides unaudited pro forma results of the combined entities of Hillman and Big Time Products, had the acquisition occurred at the beginning of fiscal 2017:

	(Unaudited) Fiscal Year-ended
	2018	2017
Net revenues	$1,139,562	$1,045,447
Net earnings (loss)	$(74,976)	$52,010
The pro forma results are based on assumptions that the Company believes are reasonable under certain circumstances. The pro forma results presented are not intended to be indicative of results that may occur in the future. The underlying pro forma information includes historical results of the Company, the Company's financing arrangements related to the Big Time acquisition, and certain purchase price accounting adjustments, including amortization of acquired intangibles.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes:
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016

United States based operations	$(53,254)	$(24,624)	$(15,442)
Non-United States based operations	(14,317)	(1,639)	(6,454)
Loss before income taxes	$(67,571)	$(26,263)	$(21,896)
Below are the components of the Company's income tax (benefit) provision for the periods indicated:

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016

Current:
Federal & State	$263	$164	$368
Foreign	67	814	18
Total current	330	978	386
Deferred:
Federal & State	(11,679)	(85,461)	(7,464)
Foreign	(4,741)	(1,989)	(847)
Total deferred	(16,420)	(87,450)	(8,311)
Valuation allowance	18,160	1,561	235
Income tax expense/(benefit)	$2,070	$(84,911)	$(7,690)
The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $195,746 as of December 29, 2018 that are available to offset future taxable income. These carryforwards expire from 2028 to 2038. Approximately $59,611 of the U.S. federal NOLs were acquired with the MinuteKey purchase. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. The Company believes that the acquired NOLs will be utilized. Approximately $23,965 of the U.S. federal NOL carryforwards are subject to dual consolidated loss limitations. In 2018, the Company established a valuation allowance on these carryforward losses given the Company's inability to generate sufficient taxable income to mitigate the dual consolidated loss limitation. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $23,515. A portion of these carryforwards expire from 2025 to 2034. Management has recorded a valuation allowance of $3,632 against the deferred tax assets recorded for these foreign subsidiaries.

The Company has state NOL carryforwards with an aggregate tax benefit of $6,650 which expire from 2018 to 2038. Management estimates that the Company will utilize the state loss carryforwards before they expire. In 2018, the valuation allowance for state NOL carryforwards decreased by $162 primarily due to the changes established with the 2017 Tax Act's impact to certain local income tax filings.
The Company has $896 of general business tax credit carryforwards which expire from 2018 to 2038. A valuation allowance of $287 has been maintained for a portion of these tax credits. The Company has $822 of foreign tax credit carryforwards which expire from 2019 to 2025. A valuation allowance of $822 has been established for these credits given insufficient foreign source income projected to utilize these credits.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 29, 2018 and December 30, 2017:

	As of December 29, 2018	As of December 30, 2017
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$12,798	$8,717
Bad debt reserve	838	853
Casualty loss reserve	405	546
Accrued bonus / deferred compensation	3,517	2,825
Deferred rent	995	791
Derivative security value	362	—
Interest limitation	14,187	—
Deferred financing fees	—	359
Deferred revenue - shipping terms	301	301
Medical insurance reserve	12	186
Original issue discount amortization	3,649	3,882
Transaction costs	2,301	2,683
Federal / foreign net operating loss	47,171	26,838
State net operating loss	6,650	3,082
Tax credit carryforwards	4,984	4,312
All other	36	2,007
Gross deferred tax assets	98,206	57,382
Valuation allowance for deferred tax assets	(24,993)	(3,396)
Net deferred tax assets	$73,213	$53,986
Deferred Tax Liability:
Intangible asset amortization	$238,929	$177,338
Property and equipment	34,327	21,385
All other items	653	991
Deferred tax liabilities	$273,909	$199,714
Net deferred tax liability	$200,696	$145,728
Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities and generating sufficient taxable income prior to their expiration. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. In 2018, the Company established a valuation allowance in the amount of $14,187 against the portion of interest expense that is not currently deductible for domestic federal income tax due to the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") effective for the first year beginning after December 31, 2017. In addition, the Company established a valuation allowance of $6,100 on U.S. federal NOLs subject to dual consolidated loss limitations.

Hillman considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should management decide to repatriate the foreign earnings, the Company would need to adjust the income tax provision in the period the earnings will no longer be indefinitely invested outside the United States.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	0.9%	6.9%	8.1%
State and local income taxes, net of U.S. federal income tax benefit	(0.5)%	3.4%	2.8%
Adjustment of reserve for change in valuation allowance and other items	(21.7)%	(6.5)%	0.5%
Adjustment for change in tax law	(0.9)%	281.4%	(3.1)%
Adjustment of unrecognized tax benefits	—%	1.4%	(7.7)%
Permanent differences:
Acquisition and related transaction costs	(2.7)%	—%	(0.3)%
Meals and entertainment expense	(0.3)%	(0.9)%	(0.9)%
Foreign tax credit	—%	—%	0.3%
Reconciliation of tax provision to return	—%	1.7%	(0.3)%
Reconciliation of other adjustments	1.1%	0.9%	0.7%
Effective income tax rate	(3.1)%	323.3%	35.1%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 29, 2018. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 29, 2018 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Unrecognized tax benefits - beginning balance	$1,101	$2,060	$374
Gross increases - tax positions in current period	—	—	1,676
Gross increases - tax positions in prior period	—	—	10
Gross decreases - tax positions in prior period	—	(959)	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$2,060
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$2,060
Tax Cuts and Jobs Act (the "2017 Tax Act")

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

During 2017, the Company recorded a provisional $75,000 deferred income tax benefit associated with the provisions of the 2017 Tax Act based on currently available information. The Company did not record a provision for the Transition Tax in 2017 given the lack of historical earnings in the Company's foreign subsidiaries. Additionally, the Company recorded a provisional

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

$807 valuation allowance on its foreign tax credit deferred tax asset given insufficient foreign source income projected to utilize the credits. The Company did not significantly adjust the estimate from the 2017 provisional calculations.

During 2018, the Company became subject to additional provisions of the 2017 Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI") and the IRC §163(j) interest limitation (Interest Limitation). Accordingly, our 2018 effective tax rate includes the impact for these items, which was approximately $11,700 in income tax expense, a (17.3)% impact to the effective tax rate. The estimates for these additional provisions for the 2017 Tax Act were based on our current interpretation of the 2017 Tax Act as well as currently available information and may change as we receive additional clarification and implementation guidance.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 29, 2018.
7. Long-Term Debt:
The following table summarizes the Company’s debt:

	December 29, 2018	December 30, 2017
Revolving loans	$108,200	$19,500
Senior Term Loan, due 2021	—	530,750
Senior Term Loan, due 2025	1,058,263	—
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	1,213	435
	1,606,380	989,389
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	17,498	18,771
(Subtract) unamortized discount on Senior Term Loan	(9,558)	—
(Subtract) current portion of long term debt and capital leases	(10,985)	(5,706)
(Subtract) deferred financing fees	(17,251)	(12,780)
Total long term debt, net	$1,586,084	$989,674
Revolving Loans and Term Loans
On May 31, 2018 the Company entered into a new credit agreement that includes a funded term loan for $530,000 and a unfunded delayed draw term loan facility ("DDTL") for $165,000 (collectively, "2018 Term Loan"). Concurrently, the Company also entered into a new asset-based revolving credit agreement ("ABL Revolver") for $150,000. The proceeds from the 2018 Term Loan and ABL Revolver were used to refinance previous debt obligations, revolvers and the associated fees and expenses. As mentioned in Note 5 - Acquisitions , the Company utilized the full $165,000 DDTL to finance the MinuteKey acquisition on August 10, 2018. Both the 2018 Term Loan and ABL Revolver require the Company to maintain certain financial and non-financial covenants. As of December 29, 2018, the Company is in compliance with all financial and non-financial debt covenants with our existing obligations and agreements with external lenders.

On October 1, 2018, the Company entered into an amendment (the "Amendment") to the aforementioned 2018 Term Loan agreement which provided an additional $365,000 of incremental term loan proceeds. These proceeds from the Amendment were used to (1) finance the acquisition of Big Time Products, (2) refinance certain pre-existing Big Time Products indebtedness, and (3) pay related transaction costs. Refer to Note 5 - Acquisitions for additional Big Time Products acquisition details.

The interest rate on the 2018 Term Loan is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus 4.00% per annum for LIBOR loans or an alternate base rate plus 3.00% per annum. The 2018 Term Loan

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

will be payable in fixed installments of approximately $2,652 per quarter, with a balloon payment scheduled on the loan's maturity date of May 31, 2025.

The interest rate for the ABL Revolver is, at the discretion of the Company, either (1) adjusted LIBOR plus a margin of 1.25% to 1.75% per annum or (2) an alternate base rate plus a margin varying from 0.25% to 0.75% per annum. The maturity date for the ABL Revolver is May 31, 2025. Portions of the ABL Revolver are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $112,500 and $37,500, respectively.

In connection with the 2018 refinancing activities, the Company recorded $14,293 in deferred financing fees and $9,950 in discount which are recorded as long term debt on the Condensed Consolidated Balance Sheet. In connection with the ABL Revolver, the Company recorded $1,841 in deferred financing fees which are recorded as other non-current assets on the Condensed Consolidated Balance Sheet. Additionally, the Company expensed approximately $11,632 in debt issuance costs which was recorded as refinancing costs in the year ended December 29, 2018.
The amounts outstanding under the 2018 Term Loan and ABL Revolver are guaranteed by the Company and, subject to certain exceptions, the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and guarantor's assets.

As of December 29, 2018, the Revolver had an outstanding amount of $108,200 and outstanding letters of credit of approximately $11,736. The Company has approximately $30,064 of available borrowings under the revolving credit facility as a source of liquidity as of December 29, 2018.

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

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures
In September 1997, The Hillman Group Capital Trust ("Trust"), a Grantor trust, completed a $105,443 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2018 or 2017.
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
The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company does not consolidate the Trust. Summarized below is the financial information of the Trust as of December 29, 2018:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

December 29, 2018	Amount
Non-current assets - junior subordinated debentures - preferred	$122,941
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$126,202
Non-current liabilities - trust preferred securities	$122,941
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$126,202
The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
The TOPrS constitute mandatory redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Accordingly, the guaranteed preferred beneficial interest in the Company's junior subordinated debentures is presented in long-term liabilities in the accompanying consolidated balance sheet.
On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $17,498 and $18,771 as of December 29, 2018 and December 30, 2017, respectively.

The aggregate minimum principal maturities of the long-term debt and capital lease obligations for each of the five years following December 29, 2018 are as follows:

Year	Amount
2019	$10,985
2020	10,932
2021	10,835
2022	337,993
2023	118,845
Thereafter	1,116,790
$1,606,380
Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 13 - Fair Value Measurements.
8. Leases:
Certain warehouse, office space, and equipment are leased under operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 29, 2018:

Year	Operating Leases
2019	$17,326
2020	14,736
2021	13,305
2022	12,012
2023	9,541
Thereafter	16,664
Total minimum lease payments	$83,584

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The rental expense for all operating leases was $19,281, $16,814, and $16,160 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Certain leases are subject to terms of renewal and escalation clauses.
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
As of December 29, 2018 and December 30, 2017, the Company's consolidated balance sheets included $1,905 and $2,294, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $545 and $752 as of December 29, 2018 and December 30, 2017, respectively, and is included in other current assets on the Consolidated Balance Sheet. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 13 - Fair Value Measurements of the notes to consolidated financial statements for additional detail.
During the years ended December 29, 2018, December 30, 2017, and December 31, 2016 distributions from the deferred compensation plan aggregated $849, $289, and $719, respectively.
10. Equity and Accumulated Other Comprehensive Income:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 29, 2018 or December 30, 2017.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 31, 2015 to December 29, 2018 including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Foreign Currency Translation
Balance at December 31, 2015	$(35,190)
Other comprehensive income before reclassifications	808
Amounts reclassified from other comprehensive income	—
Net current period other comprehensive loss	808
Balance at December 31, 2016	(34,382)
Other comprehensive income before reclassifications	8,483
Amounts reclassified from other comprehensive income[1]	(638)
Net current period other comprehensive income	7,845
Balance at December 30, 2017	(26,537)
Other comprehensive loss before reclassifications	(11,104)
Amounts reclassified from other comprehensive loss[2]	51
Net current period other comprehensive income	(11,053)
Balance at December 29, 2018	$(37,590)

1.
In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).

2.
In the year ended December 29, 2018, the Company fully liquidated four subsidiaries in the Canadian operating segment: Hillman Group GP1, LLC, Hillman Group GP2, LLC, HGC1 Financing LP, and HGC2 Holding LP and reclassified the cumulative translation adjustment to income. The $51 loss was recorded as other income on the consolidated statement of comprehensive income (loss).

11. Stock Based Compensation:
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021 shares of its common stock. Effective December 5, 2016, the number of shares was increased to 45,445. Effective August 10, 2018, the number of shares within the stock option pool increased to 50,000. The 2014 Equity Incentive Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.
The fair value of 25,046 time-vested options outstanding as of December 29, 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.27% to 3.17%, expected volatility assumed to be 31.5%, and expected term of 6.25 years. The fair value of an option in whole dollars was $341.39.
In the year ended December 30, 2017, the Company modified the vesting period of the outstanding awards, reducing the vesting period to four years from five years. The modification of the vesting term resulted in $687 of additional expense for the year ended December 30, 2017.
Stock option compensation expense of $1,590, $1,984, and $1,513 was recognized in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. As of December 29, 2018, there was $3,129 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 2.06 years.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of December 29, 2018, there were 22,496 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the year ended December 29, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share (in whole dollars)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 30, 2017	42,653	$1,000	8 years
Exercisable at December 30, 2017	—	—	—
Granted	9,130	$—	—
Exercised or converted	200	—	—
Forfeited or expired	4,041	$—	—
Outstanding at December 29, 2018	47,542	$1,036	7 years
Exercisable at December 29, 2018	14,796	$1,000	6 years
In the fiscal year ended December 29, 2018, 200 options were exercised and no options were exercised in the fiscal years ended December 30, 2017 or December 31, 2016. The aggregate intrinsic value of options outstanding as of December 29, 2018 was $6,564.
As of December 30, 2017, there were 275 shares of restricted stock outstanding under the 2014 Equity Incentive Plan. No such shares were granted in the year ended December 29, 2018. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions lapse upon change in control of the Company. The number of unvested shares of restricted stock was 275 as of December 29, 2018 and December 30, 2017. The weighted average grant date fair value of unvested restricted stock was $861 as of December 29, 2018 and December 30, 2017.
Restricted stock compensation expense of $0, $500, and $767 was recognized in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

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
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date was September 30, 2018. The 2014 Swaps fixed the interest rate at 2.2% plus the applicable interest rate margin of 3.5% and the effective rate of 5.7%. The 2014 Swaps were terminated on September 30, 2018.
On January 8, 2018, the Company entered into a new forward Interest Rate Swap Agreement ("2018 Swap 1") with three-year terms for $90,000 notional amount. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swap 1 has a fixed interest rate of 2.3% plus the applicable interest rate margin of 4.0% for an effective rate of 6.3%.
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2")with three-year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a fixed interest rate of 3.1% plus the applicable interest rate margin of 4.0% for an effective rate of 7.1%.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The fair value of 2018 Swap 1 was $394 as of December 29, 2018 and it was reported on the consolidated balance sheet in other non-current assets. The fair value of 2018 Swap 2 was $1,378 and it was reported on the consolidated balance sheet in other non-current liabilities as of December 29, 2018. The total impact of all the interest rate swaps to other (income) expense recorded in the statement of comprehensive income (loss) was an unfavorable change of $592 in fair value since December 30, 2017.
The total fair value of the interest rate swaps was $392 as of December 30, 2017 and was reported on the consolidated balance sheet in other current liabilities with an increase in other (income) expense recorded in the statement of comprehensive income (loss) for the favorable change of $1,466 in fair value since December 31, 2016.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts
During fiscal 2016, 2017, and 2018, the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$5,790 and C$2,993 as of December 29, 2018 and December 30, 2017, respectively. The total fair value of the foreign currency forward contracts was $(152) and $(140) as of December 29, 2018 and December 30, 2017, respectively, and was reported on the consolidated balance sheet in other current liabilities. An increase (decrease) in other income of $(384) and $(1,643) was recorded in the statement of comprehensive income (loss) for the change in fair value during years ended December 29, 2018 and December 30, 2017, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the statement of comprehensive income (loss).
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,905	$—	$—	$1,905
Interest rate swaps	—	(984)	—	(984)
Foreign exchange forward contracts	—	(152)	—	(152)

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Trading securities	$2,294	$—	$—	$2,294
Interest rate swaps	—	(392)	—	(392)
Foreign exchange forward contracts	—	(140)	—	(140)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 29, 2018 and December 30, 2017, the interest rate swaps were included in other non-current and current liabilities, respectively, on the accompanying consolidated balance sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 29, 2018 and December 30, 2017, the foreign exchange forward contracts were included in other current liabilities on the accompanying consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 29, 2018 and December 30, 2017 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 29, 2018		December 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$326,110	$267,300	$325,000	$325,050
Junior Subordinated Debentures	126,202	130,636	127,475	148,098
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 29, 2018 and December 30, 2017 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 29, 2018 and December 30, 2017 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 12 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 7 - Long-Term Debt.
14. Restructuring
During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. Plans were finalized during the fourth quarter of 2018. The Company expects to incur restructuring related charges and capital expenditures in our Canada segment over the next year as plans are implemented. Charges incurred in the current year include:

Year Ended December 29, 2018
Facility consolidation (1)
Inventory valuation adjustments	8,694
Labor expense	503
Consulting and legal fees	314
Other	116
Gain on sale of building	(6,104)

Exit of certain lines of business (2)
Inventory valuation adjustments	1,152
Asset impairments	837
Severance	2,749
Total	8,261

(1)
Facility consolidation includes inventory valuation adjustments associated with SKU rationalization, labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, the gain on the sale of an existing building, and other expenses. The labor, consulting, and legal expenses were included in selling, general and administrative expense ("SG&A") on the condensed consolidated statement of comprehensive income (loss). The inventory valuation adjustments were included in cost of goods sold on the condensed consolidated statement of comprehensive income (loss).

(2)
As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included adjustments to write inventory down to net realizable value, asset impairment charges, and employee severance, which were included in cost of goods sold, other income and expense, and SG&A on the condensed consolidated statement of comprehensive income (loss), respectively.

The following represents the roll forward of restructuring reserves for the year ended December 29, 2018:

	Balance as of December 30, 2017	Impact to Earnings	Cash Paid	Balance as of December 29, 2018
Severance and related expense	—	2,749	(1,212)	1,537
During the year ended December 29, 2018, the Company paid approximately $1,212 in severance and related expense.
15. Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,602 recorded for such risk insurance reserves is adequate as of December 29, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of December 29, 2018, the Company has provided certain vendors and insurers letters of credit aggregating $11,736 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,772 recorded for such group health insurance reserves is adequate as of December 29, 2018.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review, and it is at least reasonably possible that the Company may be subject to additional duties pending the results of the review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. On March 16, 2018, the Department published updated results, which were finalized upon the completion of review of appeals in April 2018. Based on final results, our liability was reduced to $2,446. The Company recorded income of $3,829 in fiscal 2018, which is included in Cost of Goods Sold on the Company's condensed consolidated Statement of comprehensive income (loss). In fiscal 2017, the Company recorded an expense of $6,274 based on our initial assessment of this matter.

As previously disclosed, the Company had ongoing litigation with MinuteKey. In view of the Company's agreement to acquire MinuteKey (see Note 5 - Acquisitions of the notes to consolidated financial statements for additional information) , the parties filed a joint motion in the direct court on June 7, 2018 requesting that the district court hold all decisions on post-trial motions in abeyance pending the closing of the acquisition. The district court granted the motion on June 12, 2018 and stayed the proceedings. Following the completion of Hillman Group's acquisition of MinuteKey, the parties filed a joint motion on September 11, 2018 to lift the stay, vacate the Court's judgment, and dismiss the case, including all pending post-trial motions. The court granted the motion on September 12, 2018, closing the district court case.
MinuteKey moved to voluntarily dismiss its appeal in the United States Court of Appeals for the Federal Circuit on October 1, 2018, and the Court of Appeals granted the motion and dismissed the appeal on October 4, 2018. This dismissal ends all litigation between the Hillman Group and MinuteKey.
In addition, legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. In the opinion of the Company's management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations, or cash flows of the Company.
16. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Cash paid during the period for:
Interest on junior subordinated debentures	$12,230	$12,230	$12,230
Interest	$56,879	$48,511	$48,132
Income taxes	$1,027	$295	$732
17. Quarterly Data (unaudited):

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2018	First	Second	Third	Fourth	Total
Net sales	$207,595	$246,154	$243,839	$276,587	$974,175
Income (loss) from operations	9,117	13,371	6,906	(2,558)	26,836
Net loss	(10,317)	(13,531)	(10,708)	(35,085)	(69,641)
2017	First	Second	Third	Fourth	Total
Net sales	$188,779	$224,260	$218,955	$206,374	$838,368
Income from operations	3,100	18,502	13,984	1,399	36,985
Net (loss) income	(6,684)	1,219	(1,322)	65,435	58,648
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
For the year ended December 29, 2018, the largest three customers accounted for 50.7% of sales and 48.8% of the year-end accounts receivable balance. For the year ended December 30, 2017, the largest three customers accounted for 45.8% of sales and 27.0% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company's total sales in 2018, 2017, or 2016. In each of the years ended December 29, 2018, December 30, 2017, and December 31, 2016, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States, Canada, and Mexico.
19. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 29, 2018. The United States segment and the Canada segment are considered material by Company's management as of December 29, 2018. The Company's other segments have been combined in the "Other" category.
The segments are as follows:

•	United States

•	Canada

•	Other
The United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States. The United States segment also provides innovative pet identification tag programs to a leading pet products retail chain using a unique, patent-protected/patent-pending technology and product portfolio. This segment also provides sales of keys and identification tags through self service key duplication and engraving kiosks.
The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.
The Company uses profit or loss from operations to evaluate the performance of its segments, and does not include segment assets or non-operating income/expense items for management reporting purposes. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

transfers were to third parties, at current market prices. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's chief operating decision maker.
In the year ended December 29, 2018 the Company acquired Minute Key and Big Time Products (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). Both Minute Key and Big Time Products have significant operations in the United States. Minute Key has a smaller operating presence in Canada and Big Time has smaller operations in Canada as well as Mexico. Accordingly, the result of the operations of Minute Key will be included in United States and Canada segments and the results of Big Time Products will be included in the United States, Canada and Other segments.
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
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 29, 2018, December 30, 2017, and December 31, 2016.

	Year Ended December 29, 2018	Year Ended December 30, 2017	Year Ended December 31, 2016
Revenues
United States	$822,086	$693,599	$677,526
Canada	143,865	137,800	130,255
Other	8,224	6,969	7,127
Total revenues	$974,175	$838,368	$814,908
Segment Income (Loss) from Operations
United States	$35,037	$32,583	$42,148
Canada	(8,820)	2,881	932
Other	619	1,521	(1,565)
Total segment income from operations	$26,836	$36,985	$41,515

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2015	$601
Additions charged to cost and expense	401
Deductions due to:
Others	(95)
Ending Balance - December 31, 2016	907
Additions charged to cost and expense	282
Deductions due to:
Others	(68)
Ending Balance - December 30, 2017	1,121
Additions charged to cost and expense	(40)
Deductions due to:
Others	(235)
Ending Balance - December 29, 2018	$846
Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 29, 2018). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 29, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 29, 2018. Management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of MinuteKey and Big Time Products, the companies it acquired during fiscal 2018, which were included in the 2018 consolidated financial statements. These acquired companies constituted $547,408 or 23% of the Company’s total assets as of December 29, 2018, and $74,032 or 8% of total net revenues, for the year end December 29, 2018. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 29, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (59)
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

Gregory J. Gluchowski, Jr. (53)
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

Max W. Hillman, Jr. (72)
Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From 2000 to 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman currently serves on the boards of Sunsource Technology Services Inc., LEM Products, and EVP International LLC. Mr. Hillman previously served as a director of West Chester Holdings, Inc. from 2007 to 2018, State Industrial Products from 2006 to 2011 and of Woodstream Corp. from 2007 to 2015. Mr. Hillman's qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group.

Aaron Jagdfeld (47)
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

Jonathan R. Lynch (51)
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

Name and Age	Position and Five-year Employment History
Kevin M. Mailender (41)
Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management since 2013 (where he has been employed since 2002). Mr. Mailender is a member of Oak Hill Capital Management's investment committee. Mr. Mailender currently serves on the boards of Earth Fare, Checkers Drive-In Restaurants, and The IMAGINE Group. Mr. Mailender previously served as a director of Berlin Packaging from 2014 to 2017 and Dave & Buster’s Entertainment, Inc. from 2010 to 2016. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

David A. Owens (56)
Mr. Owens has served as a director since April 2018. Mr. Owens has been a Professor at Vanderbilt University's Owen Graduate School of Business since August 2009. At Vanderbilt, Mr. Owens has taught The Practice of Management. Mr. Owens was selected to serve on our board of directors due to his financial and business experience.

Joseph M. Scharfenberger, Jr. (47)
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

Tyler J. Wolfram (52)
Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been the Chief Executive Officer of Oak Hill Capital Management since 2018, Managing Partner since 2013 and Partner since 2002. Mr. Wolfram is Chairman of Oak Hill's Investment Committee. Mr. Wolfram currently serves on the boards of Earth Fare, Berlin Packaging, Checkers Drive- In Restaurants, and The IMAGINE Group. Mr. Wolfram previously served as a director of Duane Reade Holdings, Inc. from 2004 to 2010, NSA International, Inc. from 2006 to 2013, and Dave & Buster's Entertainment, Inc. from 2010 to 2016. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (65)
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

Richard F. Zannino (60)
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
Stock Options and Restricted Stock
Employees are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco board of directors. In fiscal year 2018, the Holdco board of directors granted 9,130 options to members of executive management. These option grants included options subject to service-vesting (in four equal annual installments beginning on the the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price. Additionally, executives are also eligible to receive discretionary grants of restricted shares.
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
Executive Officers
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

Randall J. Fagundo (59)
Vice President, Consumer Connected Solutions and President MinuteKey since August 10, 2018. Prior to joining Hillman, Mr. Fagundo served as the President, and Chief Executive Officer of MinuteKey since June 2010.

Zachary J. Sherburne (59)
Chief Information and Global Sourcing Officer of The Hillman Group, Inc. since May 23, 2018. Mr. Sherburne joined the Hillman Group as Chief Information Officer on December 5, 2016. Prior to joining Hillman, Mr. Sherburne served as the Senior Vice President and Chief Information Officer of NextGen Healthcare since September 2014. From March 2007 to August 2014, Mr. Sherburne served as Chief Information Officer - Hardware and Home Improvement Group of Stanley Black and Decker.

Matthew J. Sullivan (54)
Vice President of Global Operations and Supply Chain of The Hillman Group, Inc. since October 22, 2018. Prior to joining Hillman, Mr. Sullivan was the President of Sullivan Consulting Services, Inc., a supply chain and business, consulting firm. Prior to his consulting business Mr. Sullivan spent three years with Rocky Brands Corporation where he served as Senior Vice President of Supply Chain. Before Rocky Brands, Mr. Sullivan spent four years with RG Barry Corporation where he served as Senior Vice President of Supply. Chain.

All executive officers hold office at the pleasure of the board of directors.
Item 11 – Executive Compensation
Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2018:

•	Gregory J. Gluchowski, Jr., President and Chief Executive Officer

•	Robert O. Kraft, Chief Financial Officer and Treasurer

•	Randall J. Fagundo, Vice President, Consumer Connected Solutions and President, MinuteKey

•	Zachary J. Sherburne, Chief Information and Global Sourcing Officer

•	Matthew J. Sullivan, Vice President of Global Operations and Supply Chain
Overview of the Compensation Program
Compensation Philosophy
The objective of Hillman's corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate, and retain the qualified and skilled workforce necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards NEOs for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee considers Company performance, and each individual's performance and potential to enhance long-term stockholder value. To remain competitive, the Compensation Committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The Compensation Committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company's NEOs.
Components of Total Compensation
Compensation packages in 2018 for the Company's NEOs were comprised of the following elements:

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

Long Term Cash Retention Plan	Align executive interests, create accountability and retain executives through the integration of Hillman’s various acquisitions.
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
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize an executive compensation consultant during fiscal years 2018, 2017, or 2016.
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
The rate of annual base salary for each NEO for fiscal years 2018, 2017, or 2016 are set forth below.

Name	2018 Base Salary	2017 Base Salary	2016 Base Salary
Gregory J. Gluchowski, Jr.	$650,000	$650,000	$550,000
Robert O. Kraft (1)	$415,000	$415,000	$—
Randall J. Fagundo (2)	$286,000	$—	$—
Zachary J. Sherburne (3)	$330,000	$290,000	$290,000
Matthew J. Sullivan (4)	$285,000	$—	$—

(1)	Mr. Kraft was hired effective November 1, 2017.

(2)	Mr. Fagundo was hired effective August 10, 2018.

(3)	Mr. Sherburne was hired effective December 5, 2016.

(4)	Mr. Sullivan was hired effective October 22, 2018.
The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2018 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around March. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2018. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.

2018 Target and Maximum Bonus

Name	2018 Minimum Bonus as Percentage of Base Salary	2018 Target Bonus as Percentage of Base Salary	2018 Maximum Bonus as Percentage of Base Salary
Gregory J. Gluchowski, Jr.	50%	100%	200%
Robert O. Kraft	30%	60%	120%
Zachary J. Sherburne	25%	50%	100%
Mr. Fagundo and Mr. Sullivan were not eligible for 2018 bonus due to their start dates occurring late in 2018.
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
The table below shows the performance criteria for fiscal year 2018 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.
2018 Performance Criteria and Relative Weight

Name	EBITDA	Free Cash Flow	Net Sales AOP
Gregory J. Gluchowski, Jr.	45%	45%	10%
Robert O. Kraft	45%	45%	10%
Zachary J. Sherburne	45%	45%	10%
For 2018, the bonus criteria for all NEOs included three company performance goals measured by 1) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company's common stock, 2) free cash flow ("FCF") defined as EBITDA less the change in working capital, less capital expenditures, less cash restructuring items, and 3) net sales annual operating plan ("AOP"). Net Sales AOP is based on the company wide performance, unless the NEO is specifically responsible for an account or business segment. If performance targets are not met, bonus payouts are discretionary. For the bonus to be funded, the EBITDA target must meet the threshold.
Long-Term Compensation Elements
Stock Options and Restricted Shares
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 50,000 stock options. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. In the year ended December 29, 2018, 4,060 stock options were granted to NEOs.

Long Term Cash Retention Plan

In 2018, we rolled out a long term cash retention incentive. The long term cash incentive plan "LTCI" is designed to align executive interests, create accountability and retain executives through the integration of Hillman’s various acquisitions. The LTCI is tied to the achievement of 2020 target EBTIDA for our recently acquired businesses (MinuteKey and Big Time Products) along with the core Hillman business. The LTCI was granted to executives involved with the integration of the acquired businesses. The table below shows the LTCI payout amounts based on the achievement of threshold, target, and maximum 2020 EBITDA as defined by the plan.

Long Term Cash Retention Plan Target and Maximum Bonus

Name	Threshold	Target	Maximum
Gregory J. Gluchowski, Jr.	$750,000	$1,500,000	$2,250,000
Robert O. Kraft	500,000	1,000,000	1,500,000
Randall J. Fagundo	737,000	1,474,000	2,211,000
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
Perquisites
All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Gluchowski).
Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018 for filing with the Securities and Exchange Commission.
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
Summary Compensation Table
The following table sets forth compensation that the Company's principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company, or the NEOs, earned during the years ended December 29, 2018, December 30, 2017, and December 31, 2016 in each executive capacity in which each NEO served. Mr. Gluchowski served as both an officer and director (upon his election to the Board of Directors effective September 8, 2015) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards (3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Nonqualified Deferred Compensation Earnings(6)	All Other Compensa-tion(7)	Total
Gregory J. Gluchowski, Jr. (8) President and CEO The Hillman Companies, Inc.	2018	$650,000	$—	$—	$—	$—	$—	$39,168	$689,168
	2017	615,400	—	—	—	472,875	—	25,577	1,113,852
	2016	550,000	275,000	236,775	—	—	—	304,862	1,366,637
Robert O. Kraft (9) CFO and Treasurer The Hillman Companies, Inc.	2018	415,000	—	—	257,692	—	—	17,907	690,599
	2017	60,654	—	—	390,623	—	—	1,380	452,657
	2016	—	—	—	—	—	—	—	—
Randall J. Fagundo (10) Vice President, Consumer Connected Solutions and President, MInuteKey	2018	110,000	116,250	—	216,461	—	—	33,000	475,711
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
Zachary J. Sherburne (11) Chief Information and Global Sourcing Officer	2018	312,308	—	—	—	—	—	12,510	324,818
	2017	290,000		—	—	84,824	—	9,181	384,005
	2016	16,731	140,000	—	324,747	—	—	646	482,124
Matthew J. Sullivan, Vice President of Global Operations and Supply Chain (12)	2018	43,846	—	—	369,958	—	—	1,930	415,734
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

(1)
Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are dependent upon the executive performance for the prior year. Increases are be effective on the anniversary of the last increase, plus or minus three months.

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
In 2016, Mr. Sherburne earned a sign on bonus of $140,000 that was paid in 2017.

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

(7)
All other compensation consists of matching contributions to the Defined Contribution Plans and the Deferred Compensation Plan. In addition, this includes the car allowance for each NEO ($12,600 in 2018, 2017 and 2016 for Mr. Gluchowski). The year ended December 29, 2018 includes $33,000 of vacation paid out to Mr. Fagundo after the acquisition of MinuteKey. The year ended December 31, 2016 includes $278,000 in relocation expenses for Mr. Gluchowski. No other items included in all other compensation were individually significant (greater than $10,000) for any period presented.

(8)	Mr. Gluchowski was hired effective September 8, 2015.

(9)	Mr. Kraft was hired effective November 1, 2017.

(10)	Mr. Fagundo was hired effective August 10, 2018.

(11)	Mr. Sherburne was hired effective December 5, 2016.

(12)	Mr. Sullivan was hired effective October 22, 2018.
Grants of Plan-Based Awards in Fiscal Year 2018
The following table summarizes the equity incentive awards granted to NEOs in 2018:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise Price of Option Awards ($)(5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)
Gregory J. Gluchowski, Jr.	3/19/2018	$325,000	$650,000	$1,300,000	—	—	—	—
	10/15/2018	750,000	1,500,000	2,250,000	—	—	—	—
Robert O. Kraft	3/19/2018	124,500	249,000	498,000	—	—	—	—
	8/30/2018	—	—	—	—	1,250	1,200	257,692
	10/15/2018	500,000	1,000,000	1,500,000	—	—	—	—
Randall J. Fagundo (6)	8/10/2018	737,000	1,474,000	2,211,000	—	1,050	1,200	216,461
Zachary J. Sherburne	3/19/2018	82,500	165,000	330,000	—	—	—	—
Mathew J. Sullivan	10/22/2018	—	—	—	—	1,760	1,200	369,958

(1)
The amounts in this table granted on March 19, 2018, reflect the 2018 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company's 2018 performance bonus plan. Each NEO's overall target and maximum performance-based bonus for 2018 was determined as a percentage of base salary. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2018 annual performance bonus and Incentive Bonus payments. Mr. Fagundo and Mr. Sullivan were not eligible for this award based on their start dates in August and October 2018, respectively.

(2)
The amounts in this table granted on October 15 2018, reflect the long term incentives granted to certain NEOs during the year. See the description of Long Term Incentive in the CD&A for a description of the specific performance components and more detail regarding the determination Long Term Incentive payments.

(3)	Represents grants of restricted stock pursuant to the 2014 Equity Incentive Plan.

(4)	Represents grants of options pursuant to the 2014 Equity Incentive Plan.

(5)
The amount included in this column represents the grant date fair value of options and restricted stock calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying consolidated financial statements for details.

(6)
As part of his employment agreement, Mr. Fagundo was granted a long term incentive award. The structure of the award is consistent with structure of the awards granted to Mr. Gluchowski and Mr. Kraft on October 15, 2018. See

the description of Long Term Incentive in the CD&A for a description of the specific performance components and more detail regarding the determination Long Term Incentive payments.
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 29, 2018.

	Option Awards (1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted Common Stock that have not vested	Market value of shares of restricted Common Stock that have not vested
Gregory J. Gluchowski, Jr.	3,163.1250	1,054.3750	4,217.5000	1,000	9/8/2025	275	$321,200
Robert O. Kraft	375.0000	1,125.0000	1,500.0000	1,000	11/1/2027	—	—
	—	625.0000	625.0000	1,200	8/30/2028	—	—
Randall J. Fagundo	—	525.0000	525.0000	1,200	8/10/2028	—	—
Zachary J. Sherburne	440.0000	440.0000	880.0000	1,000	12/5/2026	—	—
Mathew J. Sullivan	—	880.0000	880.0000	1,200	10/22/2028	—	—

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

2)
During the year ended December 30, 3017, the Company granted Mr. Gluchowski 275 shares of restricted stock under the 2014 Equity Incentive Plan. The restrictions lapse upon a change in control of the Company.

Option Exercises and Stock Vested During Fiscal Year 2018
No NEO exercised any stock options during the year ended December 29, 2018. There were no other stock-based awards eligible for vesting during fiscal year 2017.
Nonqualified Deferred Compensation for Fiscal Year 2018
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 29, 2018:

Name	Executive Contributions(1)	Company Matching Contributions(2)	Aggregate Earnings(3)	Aggregate Withdrawal/ Distributions	Aggregate Balance at 12/29/2018(4)
Gregory J. Gluchowski, Jr.	$39,000	$2,500	$(5,517)	$—	$81,115
Robert O. Kraft	10,000	2,500	(1,129)	—	11,325
Randall J. Fagundo	—	—	—	—	—
Zachary J. Sherburne	—	—	—	—	—
Matthew J. Sullivan	—	—	—	—	—

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
The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2018 annual rates of return indicated for each):

Aberdeen Emerging Markets Institutional (-14.65%)	Janus Henderson Small Cap Value T (-13.18%)	Vanguard Target Retirement 2020 Fund (-4.24%)
American Funds Washington Mutual R3 (-3.29%)	Loomis Sayles Core Plus Bond Y Fund (-0.69%)	Vanguard Target Retirement 2025 Fund (-5.15%)
Columbia Small Cap Index Inst (-8.71%)	Morley Stable Value Fund (0%)	Vanguard Target Retirement 2030 Fund (-5.86%)
Dreyfus MidCap Index Fund (-11.50%)	PIMCO Real Return Institutional Fund (-1.97%)	Vanguard Target Retirement 2035 Fund (-6.58%)
Fidelity Contrafund (-3.12%)	PIMCO All Asset Institutional Fund (-4.98%)	Vanguard Target Retirement 2040 Fund (-7.32%)
Fidelity International Discovery Fund (-17.14%)	T. Rowe Price Dividend Growth Fund (-1.06%)	Vanguard Target Retirement 2045 Fund (-7.90%)
Fidelity International Index (-13.52%)	T. Rowe Price Mid-Cap Growth Advantage (-2.30%)	Vanguard Target Retirement 2050 Fund (-7.90%)
Fidelity 500 Index Institutional Fund (-4.40%)	T. Rowe Price Real Estate Fund (-8.99%)	Vanguard Target Retirement 2055 Fund (-7.98%)
Fidelity US Bond Index (0.01%)	T. Rowe Price QM US Small Cap Growth Equity Advantage (-7.09%)	Vanguard Target Retirement 2060 Fund (-7.87%)
Goldman Sachs International Small Cap Insights A Fund (-19.14%)	Vanguard Target Retirement 2015 Fund (-2.97%)	Vanguard Target Retirement Income Fund (-1.99%)
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements

The Company has an employment agreement in effect with Messrs. Gluchowski, Kraft, Fagundo, Sherburne, and Sullivan. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.
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
Randall J. Fagundo
For Mr. Fagundo, in the event of termination of employment by the Company without cause or resignation by Mr. Fagundo with good reason, Mr. Fagundo would be entitled to continued payments of base salary and target bonus for a period of one year following termination.
Zachary J. Sherburne
For Mr. Sherburne, in the event of termination of employment by the Company without cause or resignation by Mr. Sherburne with good reason, Mr. Sherburne would be entitled to (i) continued payments of base salary for a period of one year following termination and (ii) a proportionate portion of his annual bonus for the year in which the termination occurs, payable when bonus payments for such year are made to other senior executives.
Mathew J. Sullivan
Mr. Sullivan’s employment agreement provides no severance payments.
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
Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 29, 2018. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive	Termination without cause, resignation with good reason, or non-renewal by the Company	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control	Change in Control (regardless of termination)(1)
Gregory J. Gluchowski, Jr.	$—	$1,300,000	$1,300,000	$1,738,280
Robert O. Kraft	—	415,000	415,000	504,000
Randall J. Fagundo	—	400,400	400,400	—
Zachary J. Sherburne	—	330,000	330,000	295,680
Matthew J. Sullivan	—	—	—	—

(1)
Represents the cash-out value of unvested options as of December 29, 2018, at the fair market value of the Company's common stock ($1,168) less the exercise price assuming that the MOI thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would actually be met.

Pay Ratio Disclosure
The following information is a reasonable estimate of the annual total compensation of our employees as relates to the 2018 total compensation of our CEO. Based on the methodology described below, our CEO’s 2018 total compensation was approximately 20 times that of our median employee.
We identified the median employee using our employee population as of December 29, 2018, which included all 3,772 global full-time, part-time, temporary, and seasonal employees employed on that date. We applied an exchange rate as of December 29, 2018 to convert all international currencies into U.S. Dollars.
A variety of pay elements comprise the total compensation of our employees. This includes annual base salary, equity awards, annual cash incentive payments based on company performance, sales or commission incentives, and various field bonuses. The incentive awards an employee is eligible for is based on his or her pay grade and reporting level, and are consistently applied across the organization. Cash incentives, rather than equity, is the primary vehicle of incentive compensation for most of our employees throughout the organization. While all employees earn a base salary, not all receive such cash incentive payments. Furthermore, fewer than 1% of our employees receive equity awards. Consequently, for purposes of applying a consistently-applied compensation metric for determining our median employee, we selected annual base salary as the sole, and most appropriate, compensation element for determining the median employee. We used the annual base salary of our employees as reflected on our human resources systems on December 29, 2018, excluding that of our CEO, in preparing our data set.
Using this methodology we determined that the median employee was a full-time service representative located in Canada with total annual compensation of $34,296, which includes base pay, overtime pay, and bonus pay. With respect to the 2018 total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this filing, $689,168. Accordingly, our CEO to Employee Pay Ratio is 20:1.The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with the applicable SEC disclosure rules.
Director Compensation for Fiscal Year 2018
The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 29, 2018.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Douglas J. Cahill (2)	$—	$—	$—	$—
Max W. Hillman, Jr. (3)	60,000	—	—	60,000
Aaron Jagdfeld (4)	75,000	—	—	75,000
Jonathan R. Lynch (2)	—	—	—	—
Kevin Mailender (5)	—	—	—	—
David A. Owens (3)	45,000	61,689	—	106,689
Joseph M. Scharfenberger, Jr. (2)	—	—	—	—
Tyler Wolfram (5)	—	—	—	—
Philip K. Woodlief (4)	75,000	—	—	75,000
Richard F. Zannino (2)	—	—	—	—

(1)
The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying consolidated financial statements for details.

(2)	Messrs. Cahill, Lynch, Scharfenberger, and Zannino are employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 29, 2018.

(3)	Mr. Hillman and Mr. Owens are entitled to an annual Board fee of $60,000. Mr. Owens joined the Board in March of 2018, as such, his 2018 fees earned were pro-rated.

(4)	Messrs. Jagdfeld and Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee Fee of $15,000.

(5)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 29, 2018.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee of the Board of the Company are Mr. Zannino and Mr. Cahill. None of these committee members were officers or employees of the Company during fiscal year 2018, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies,

Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 29, 2018 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	58.292%
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.695%
CCMP Capital Investors, (Employee) III L.P. (3)	18,697.7735	3.447%
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.988%
Oak Hill Capital Management Partners, III L.P.(4)	2,847.9750	0.525%
OHCP III HC RO, L.P.(4)	2,435.3900	0.449%
Douglas J. Cahill	—	—
Randall J. Fagundo	—	—
Gregory J. Gluchowski, Jr.	2,000.0000	*
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Robert O. Kraft	500.0000	*
Jonathan R. Lynch	—	—
Kevin M. Mailender	—	—
David A. Owens	—	—
Joseph M. Scharfenberger, Jr.	—	—
Zachary J. Sherburne	—	—
Matthew J. Sullivan	—	—
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
All Directors and Executive Officers as a Group (15 persons)	4,500.000	0.830%
*    Less than 1%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.

(2)	Based on 542,389 shares outstanding as of December 29, 2018.

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

(4)
The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 263 Tresser Blvd, 15th floor, Stamford, CT 06901. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar

III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco's common stock owned by the Oak Hill Funds are made by the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall and Tyler J. Wolfram. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.

(5)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.

Item 13 – Certain Relationships and Related Transactions.
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $0.5 million, $0.5 million, and $0.6 million for the years ended December 29, 2018 , December 30, 2017, and December 31, 2016, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $0.5 million for the year ended December 30, 2017 and $0.5 million for the year ended December 31, 2016. There were no sales the year ended December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $(3.8) million to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2017 nor fiscal 2016.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $0.4 million for the year ended December 29, 2018, $353 for the year ended December 30, 2017, and $0.3 million for the year ended December 31, 2016.
The Hillman Group Canada ULC, subsidiary of the Company, entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $0.7 million for the year ended December 29, 2018, $663 for the year ended December 30, 2017, and $0.6 million for the year ended December 31, 2016.
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

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2018 audit were approximately $745 thousand and the 2017 audit fees were approximately $684 thousand.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not under “Audit Fees.”
There were no audit related fees billed by KPMG LLP in the year ended December 29, 2018. In 2017, fees for audit related services were $60 thousand for accounting consultations.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2018 or 2017.
All Other Fees
No other services were rendered by KPMG LLP for 2018 or 2017.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 29, 2018 and December 30, 2017.

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

10.3	2014 Equity Incentive Plan. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit - 10.2)
10.4
Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit - 10.1)

10.5
Credit Agreement, dated as of May 31, 2018, by and among The Hillman Group, Inc., a Delaware corporation, The Hillman Companies, Inc., a Delaware corporation, the Lenders from time to time party hereto including Barclays Bank PLC, in its capacities as administrative agent and collateral agent with Barclays, Jefferies Finance LLC, Citizens Bank and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners.(incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2018 - Exhibit 10.1)

10.6
ABL Credit Agreement, dated as of May 31, 2018, by and among The Hillman Group, Inc., a Delaware corporation, The Hillman Companies, Inc., a Delaware corporation , The Hillman Group Canada ULC, a British Columbia unlimited liability company, the Lenders and Issuing Banks from time to time party hereto, including Barclays Bank PLC, and Barclays, in its capacities as administrative agent and collateral agent and the Swingline Lender, with Barclays, Jefferies Finance LLC, Citizens Bank, N.A. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, Credit Suisse Loan Funding LLC and PNC Bank, National Association, as a documentation agent. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2018 - Exhibit 10.2)

10.7	First Amendment to the Credit Agreement, dated as of October 1, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2018 - Exhibit 10.1)
10.8	Form of 2014 Equity Incentive Plan Award Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2014 - Exhibit10.2)
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

10.11	* Employment Agreement between Zachary Sherburne and The Hillman Group, Inc. dated November 15, 2016
10.12	* Amendment to Employment Agreement between Zachary Sherburne and The Hillman Group, Inc. dated May 23, 2018
10.13	* Employment Agreement between Randall Fagundo and The Hillman Group, Inc. dated August 10, 2018
10.14	* Employment Agreement between Matthew Sullivan and the Hillman Group, Inc. dated October 11, 2018
21.1	* Subsidiaries. (As of December 29, 2018)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	* Supplemental Financial Information for The Hillman Companies, Inc.
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 29, 2018, filed with the SEC on March 28, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 29, 2018, the year ended December 30, 2017 and the year ended December 31, 2016, (iii) Consolidated Statements of Cash Flows for the year ended December 29, 2018, the year ended December 30, 2017 and the year ended December 31, 2016, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 29, 2018, the year ended December 30, 2017 and the year ended December 31, 2016, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

Item 16 – Form 10-K Summary.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Dated:	March 28, 2019	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Gregory J. Gluchowski, Jr.	Principal Executive Officer and Director	March 28, 2019
Gregory J. Gluchowski, Jr.
/s/ Robert O. Kraft	Principal Financial Officer	March 28, 2019
Robert O. Kraft
/s/ Nicholas P. Ruffing	Chief Accounting Officer	March 28, 2019
Nicholas P. Ruffing
/s/ Douglas J. Cahill	Chairman and Director	March 28, 2019
Douglas J. Cahill
/s/ Max W. Hillman, Jr.	Director	March 28, 2019
Max W. Hillman, Jr.
/s/ Aaron Jagdfeld	Director	March 28, 2019
Aaron Jagdfeld
/s/ Jonathan R. Lynch	Director	March 28, 2019
Jonathan R. Lynch
/s/ Kevin Mailender	Director	March 28, 2019
Kevin Mailender
/s/ David A. Owens	Director	March 28, 2019
David A. Owens
/s/ Joseph M. Scharfenberger, Jr.	Director	March 28, 2019
Joseph M. Scharfenberger, Jr.
/s/ Tyler J. Wolfram	Director	March 28, 2019
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 28, 2019
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 28, 2019
Richard F. Zannino