Form 10-Q
period 2019-03-30
HILLMAN COMPANIES INC
filed 2019-05-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading symbols	Name of Each Exchange on Which Registered
11.6% Junior Subordinated Debentures		None
Preferred Securities Guaranty		None
On May 13, 2019, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,027	$28,234
Accounts receivable, net of allowances of $998 ($846 - 2018)	112,608	110,799
Inventories, net	314,766	320,281
Other current assets	12,035	18,727
Total current assets	454,436	478,041
Property and equipment, net of accumulated depreciation of $143,054 ($131,169 - 2018)	208,764	208,279
Goodwill	804,661	803,847
Other intangibles, net of accumulated amortization of $191,597 ($176,677 - 2018)	916,447	930,525
Operating lease right of use assets	73,573	—
Other assets	10,537	10,778
Total assets	$2,468,418	$2,431,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,444	$135,059
Current portion of debt and capital leases	11,009	10,985
Accrued expenses:
Salaries and wages	15,434	9,881
Pricing allowances	5,725	5,404
Income and other taxes	3,626	3,325
Interest	5,692	15,423
Current portion of operating lease liabilities	12,184	—
Other accrued expenses	22,314	17,941
Total current liabilities	201,428	198,018
Long term debt	1,585,534	1,586,084
Deferred income taxes, net	205,153	200,696
Other non-current liabilities	5,345	7,565
Operating lease liabilities	63,979	—
Total liabilities	$2,061,439	$1,992,363
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 30, 2019 and December 29, 2018	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at March 30, 2019 and December 29, 2018	—	—
Additional paid-in capital	549,889	549,528
(Accumulated deficit) retained earnings	(108,099)	(72,831)
Accumulated other comprehensive loss	(34,811)	(37,590)
Total stockholder's equity	406,979	439,107
Total liabilities and stockholder's equity	$2,468,418	$2,431,470
The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Net sales	$287,659	$207,595
Cost of sales (exclusive of depreciation and amortization shown separately below)	165,921	109,590
Selling, general and administrative expenses	91,835	71,076
Depreciation	15,816	8,942
Amortization	14,765	9,723
Management fees to related party	131	128
Other (income) expense	39	(981)
Income (loss) from operations	(848)	9,117
Interest expense, net	26,563	13,571
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)
Loss before income taxes	(30,468)	(7,511)
Income tax expense	4,800	2,806
Net loss	$(35,268)	$(10,317)
Net loss from above	$(35,268)	$(10,317)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,779	(3,039)
Total other comprehensive income (loss)	2,779	(3,039)
Comprehensive loss	$(32,489)	$(13,356)

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(35,268)	$(10,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,581	18,665
Deferred income taxes	4,398	3,068
Deferred financing and original issue discount amortization	935	616
Stock-based compensation expense	361	487
Loss on disposal of property and equipment	(473)	—
Other non-cash interest and change in value of interest rate swap	1,113	(1,057)
Changes in operating items:
Accounts receivable	(1,288)	(5,752)
Inventories	6,581	(22,208)
Other assets	4,297	(346)
Accounts payable	(9,991)	27,423
Other accrued liabilities	(3,573)	(8,160)
Net cash (used for) provided by operating activities	(2,327)	2,419
Cash flows from investing activities:
Capital expenditures	(17,380)	(20,994)
Proceeds from sale of property and equipment	7,633	—
Net cash used for investing activities	(9,747)	(20,994)
Cash flows from financing activities:
Repayments of senior term loans	(5,305)	(1,375)
Borrowings on revolving credit loans	12,500	22,500
Repayments of revolving credit loans	(8,200)	(7,000)
Principal payments under finance and capitalized lease obligations	(142)	(42)
Net cash (used for) provided by financing activities	(1,147)	14,083
Effect of exchange rate changes on cash	14	(211)
Net decrease in cash and cash equivalents	(13,207)	(4,703)
Cash and cash equivalents at beginning of period	28,234	9,937
Cash and cash equivalents at end of period	$15,027	$5,234
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$3,057	$3,057
Interest paid	34,339	18,343
Income taxes paid	1,000	417

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Thirteen Weeks Ended March 30, 2019
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net Loss	—	—	(35,268)	—	(35,268)
Stock-based compensation	—	361	—	—	361
Change in cumulative foreign currency translation adjustment	—	—	—	2,779	2,779
Balance at March 30, 2019	—	549,889	(108,099)	(34,811)	406,979

Thirteen Weeks Ended March 31, 2018
Balance at December 30, 2017	—	551,518	2,422	(26,537)	527,403
Net Loss	—	—	(10,317)	—	(10,317)
Stock-based compensation	—	487	—	—	487
Change in cumulative foreign currency translation adjustment	—	—	—	(3,039)	(3,039)
Cumulative effect of change in accounting principles	—	—	(7,852)	—	(7,852)
Other	—	15	(4)	—	11
Balance at March 31, 2018	$—	$552,020	$(15,751)	$(29,576)	$506,693

The accompanying notes are an integral part of these consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the first quarter of fiscal 2019. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2019 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 29, 2018.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 29, 2018.
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
The Company offers a variety of sales incentives to its customers primarily in the form of discounts, rebates, and slotting fees. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts and rebates are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table displays our disaggregated revenue by product category.

	Thirteen Weeks Ended March 30, 2019
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	102,365	63,194	27,387	62,156	255,102
Canada	22,714	5,942	361	966	29,983
Other	1,614	255	—	705	2,574
Consolidated	126,693	69,391	27,748	63,827	287,659

	Thirteen Weeks Ended March 31, 2018
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	98,441	60,696	16,095	—	175,232
Canada	23,501	7,081	4	—	30,586
Other	1,578	199	—	—	1,777
Consolidated	123,520	67,976	16,099	—	207,595

Fastening solutions revenues consist primarily of the delivery of fasteners, anchors, and specialty products as well as in-store merchandising services for the related product category.
Home and access solutions revenues consist primarily of the delivery of keys and key accessories, builders' hardware, wall hanging, threaded rod products, letters, numbers, and signs ("LNS") as well as in-store merchandising services for the related product categories and access to our proprietary key duplicating equipment.
Consumer connected solutions revenues consist primarily of sales of keys and identification tags through self-service key duplicating machines and engraving kiosks.
Personal protective solutions revenues consist primarily of the delivery of personal protective equipment such as gloves, soft sided tool storage, and eye-wear as well as in-store merchandising services for the related product category.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases.  Effective December 30, 2018, the Company adopted the comprehensive new lease standard issued by the FASB. The most significant impact was the recognition of right-of-use ("ROU") assets and liabilities for operating leases and finance leases applicable to lessees. The Company elected to utilize the transition guidance within the new standard which allows the Company to carry forward its historical lease classification(s). Operating and finance lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases within an initial term of 12 months or less on the Condensed Consolidated Balance Sheet. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. As of December 30, 2018, Company recorded an Operating ROU Asset of $76,737 and a Finance ROU Asset of $680 within our Condensed Consolidated Balance Sheet. Short-term and long-term operating lease liabilities were recorded as $12,579 and $66,703, respectively. Short-term and long-term finance lease liabilities were determined to be $442 and $524 respectively. The adoption of this guidance did not have an impact on net income. See Note 11 - Leases of the Notes to the Condensed Consolidated Financial Statement for full lease disclosures.

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

4. Acquisitions

Minute Key Holdings, Inc.

On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks for a total consideration reflecting an enterprise value of $156,289.  MinuteKey is headquartered in Boulder, Colorado and has operations in the United States and Canada. MinuteKey is included in the Company's United States and Canada reportable segments.

The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed. Measurement period adjustments for the quarter ended March 30, 2019 were immaterial.  See Note 5 - Goodwill and Other Intangible Assets, The following table reconciles the preliminary estimated fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the MinuteKey acquisition:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Cash	$1,791
Inventory	3,952
Other current assets	766
Property and equipment	29,888
Goodwill	58,604
Customer relationships	50,000
Technology	19,000
Trade names	5,400
Other non-current assets	16
Total assets acquired	169,417
Less:
Liabilities assumed	(13,128)
Total purchase price	$156,289

The amount of net sales and operating loss of the acquired business included in the Company's Consolidated Statement of Comprehensive Income for the thirteen weeks ended March 30, 2019 were approximately $11,730 and $(1,541), respectively. Unaudited pro forma financial information has not been presented for MinuteKey as the financial results of MinuteKey were insignificant to the financial results of the Company on a standalone basis.
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
The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed. Measurement period adjustments for the quarter ended March 30, 2019 were immaterial.  See Note 5 - Goodwill and Other Intangible Assets, The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	41,237
Inventory	42,303
Other current assets	1,648
Property and equipment	3,703
Goodwill	127,183
Customer relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	428,740
Less:
Liabilities assumed	(79,906)
Total purchase price	$348,834
The amount of net sales and operating income from Big Time included in the Company's consolidated statement of comprehensive income for first quarter fiscal 2019 was approximately $63,827 and $5,775, respectively. The following table

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

provides unaudited pro forma results of the combined entities of Hillman and Big Time Products, had the acquisition occurred at the beginning of fiscal 2018:

	(Unaudited) Fiscal Period Ended
	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Net revenues	287,659	260,807
Net income (loss)	(35,268)	(13,322)

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

5. Goodwill and Other Intangible Assets:
Goodwill amounts by operating segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 29, 2018				March 30, 2019
United States	$772,213	$—	$—	$175	$772,388
Canada	27,938	—	—	575	28,513
Other	3,696	—	—	64	3,760
Total	$803,847	$—	$—	$814	$804,661

(1)
These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates as adjustments to the opening balance sheet for the acquisitions of MinuteKey and Big Time Products. The acquisitions were completed in the third and fourth quarters of 2018, respectively.

Other intangibles, net, as of March 30, 2019 and December 29, 2018 consist of the following:

	Estimated Useful Life (Years)	March 30, 2019	December 29, 2018
Customer relationships	13-20	$940,549	$939,880
Trademarks - Indefinite	Indefinite	85,365	85,228
Trademarks - Other	5-15	26,700	26,700
Technology and patents	7-12	55,430	55,394
Intangible assets, gross		1,108,044	1,107,202
Less: Accumulated amortization		191,597	176,677
Other intangibles, net		$916,447	$930,525
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $14,765 for the thirteen weeks ended March 30, 2019 and $9,723 for the thirteen weeks ended March 31, 2018.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,745 recorded for such risks is adequate as of March 30, 2019.

As of March 30, 2019, the Company has provided certain vendors and insurers letters of credit aggregating $11,736 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,037 recorded for such risks is adequate as of March 30, 2019.

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
Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $4,128 in the thirteen weeks ended March 31, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Loss. There were no related charges in the thirteen weeks ended March 30, 2019.

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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $131 for the thirteen weeks ended March 30, 2019 and $128 for the thirteen weeks ended March 31, 2018.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $87 for the thirteen weeks ended March 30, 2019 and $87 for the thirteen weeks ended March 31, 2018.

The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

his relatives. The rental expense for the three leases was $162 for the thirteen weeks ended March 30, 2019 and $170 for the thirteen weeks ended March 31, 2018.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax expense.

For the thirteen weeks ended March 30, 2019, the effective income tax rate was (15.8)%. The Company recorded income tax expense for the thirteen weeks ended March 30, 2019 of $4,800. The negative effective tax rate for the thirteen weeks ended March 30, 2019 was the result of the Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. Consistent with prior year, the primary impact of the effective tax rate differential for the thirteen weeks ended March 30, 2019 was due to the Company recording a valuation allowance on its interest limitation. In addition, the effective income tax rate differed from the federal statutory tax rate for the thirteen weeks ended March 30, 2019 due to certain non-deductible expenses and state and foreign income taxes.

The effective income tax rate was (37.4)% for the thirteen weeks ended March 31, 2018. The Company recorded income tax expense for the thirteen weeks ended March 31, 2018 of $2,806. The negative effective income tax rate for the thirteen weeks ended March 31, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act"). The effective income tax rate differed from the federal statutory rate in the thirteen weeks ended March 31, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation.

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

Thirteen Weeks Ended March 30, 2019
Facility consolidation (1)
Labor expense	$142
Consulting and legal fees	65
Other	124
Exit of certain lines of business (2)
Gain on disposal of assets	(469)
Other	74
Total	$(64)

(1)
Facility consolidation includes labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, and other expenses. These expenses were included in SG&A on the Condensed Consolidated Statement of Comprehensive Loss.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(2)
As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included gains on disposals of assets, and other expenses, which were included other income and expense, and SG&A on the Condensed Consolidated Statement of Comprehensive Loss, respectively.

The following represents the roll forward of restructuring reserves for the thirteen weeks ended March 30, 2019:

	Balance at December 29, 2018	Impact to Earnings	Cash Paid	Balance at March 30, 2019
Severance and related	$1,537	—	(608)	$929

10. Long Term Debt:

The following table summarizes the Company’s debt:

	March 30, 2019	December 29, 2018
Revolving loans	$112,500	$108,200
Senior term loan, due 2025	1,052,957	1,058,263
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	847	1,213
	1,605,008	1,606,380
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	17,162	17,498
(Subtract) unamortized discount on Senior term loan	(9,178)	(9,558)
(Subtract) current portion of long term debt, capital leases and finance leases	(11,009)	(10,985)
(Subtract) deferred financing fees	(16,449)	(17,251)
Total long term debt, net	$1,585,534	$1,586,084

As of March 30, 2019, there was $1,052,957 outstanding under the 2018 Term Loan. As of March 30, 2019, the Company had $112,500 outstanding under the ABL Revolver along with $11,736 of letters of credit. The Company has approximately $25,764 of available borrowings under the ABL Revolver as a source of liquidity.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 13 - Fair Value Measurements.

11. Leases

Lessee

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company leases certain distribution center locations, vehicles, forklifts, computer equipment, and its corporate headquarters with expiration dates through 2032. Certain lease arrangements include escalating rent payments and options to extend the lease term. Expected lease terms include these options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. The Company's leasing arrangements do not contain material residual value guarantees nor material restrictive covenants.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The components of operating and finance lease cost for the first quarter of 2019 were as follows:

Thirteen Weeks Ended March 30, 2019
Operating lease cost	$4,723
Short term lease costs	1,233
Variable lease costs	188
Finance lease cost:
Amortization of right of use assets	92
Interest on lease liabilities	15

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,144 and $4,395 in the first quarter of 2019 and 2018, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 30, 2019:

	Operating Leases(1)	Finance Leases
Weighted average remaining lease term	7.97	2.50
Weighted average discount rate	6.50%	6.67%

(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental balance sheet information related to the Company's finance leases as of March 30, 2019:

March 30, 2019
Finance lease assets, net, included in property plant and equipment	$618

Current portion of long-term debt	400
Long-term debt, less current portion	447
Total principal payable on finance leases	847

Supplemental cash flow information related to our operating leases was as follows for the period ended March 30, 2019:

Thirteen Weeks Ended March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,631
Operating cash flows from finance leases	10
Financing cash flows from finance leases	142

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Maturities of our lease liabilities for all operating and finance leases are as follows as of March 30, 2019:

	Operating Leases	Finance Leases
Less than one year	$16,702	$453
1 to 2 years	13,551	259
2 to 3 years	11,922	148
3 to 4 years	10,456	58
4 to 5 years	8,353	9
After 5 years	37,088	—
Total future minimum rental commitments	98,072	927
Less - amounts representing interest	(21,909)	(80)
Present value of lease liabilities	$76,163	$847

As of March 30, 2019, the Company has additional operating leases for warehouse equipment and a new office building being constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $22,013.
As of December 29, 2018, minimum lease payments under non-cancellable operating leases by period were expected to be as follows:

Operating Leases
Less than one year	$17,326
1 to 2 years	14,736
2 to 3 years	13,305
3 to 4 years	12,012
4 to 5 years	9,541
After 5 years	16,664
Total future minimum rental commitments	83,584

Lessor

The Company has certain arrangements for key duplication equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

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
Interest Rate Swap Agreements
On January 8, 2018, the Company entered into a forward Interest Rate Swap Agreement ("2018 Swap 1") with three-year terms for notional amounts of $90,000. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swap 1 has a determined interest rate of 2.3% plus the applicable interest rate margin of 4.0% for an effective rate of 6.3%.
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2")with three-year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

termination date is November 30, 2022. The 2018 Swap 2 has an interest rate of 2.5% plus the applicable interest rate margin of 4.0% for an effective rate of 6.5%.
The fair value of the 2018 Swaps was $2,097 as of March 30, 2019. These were reported on the condensed consolidated balance sheet in other non-current liabilities. An increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $1,113 in fair value since December 29, 2018.
The fair value of 2018 Swap 1 was $394 as of December 29, 2018 and it was reported on the consolidated balance sheet in other non-current assets. The fair value of 2018 Swap 2 was $1,378 and it was reported on the consolidated balance sheet in other non-current liabilities as of December 29, 2018.
The Company's interest rate swap agreements do not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the gain or loss on these derivatives was recognized in current earnings.
Foreign Currency Forward Contracts
During 2018 and 2019 the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$3,205 and C$5,790 as of March 30, 2019 and December 29, 2018, respectively. The total fair value of the outstanding foreign currency forward contracts was $13 and $152 as of March 30, 2019 and December 29, 2018, respectively, and was reported on the condensed consolidated balance sheet in other current liabilities. An increase in other income of $114, including contracts settled during the thirteen weeks ended March 30, 2019, was recorded in the statement of comprehensive loss for the change in fair value from December 29, 2018.
The Company's foreign currency forward contracts do not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of March 30, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,623	$—	$—	$1,623
Interest rate swaps	—	(2,097)	—	(2,097)
Foreign exchange forward contracts	—	(13)	—	(13)

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,905	$—	$—	$1,905
Interest rate swaps	—	(984)	—	(984)
Foreign exchange forward contracts	—	(152)	—	(152)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 30, 2019, the 2018 Swap1 and 2018 Swap 2 were recorded as other non-current liabilities on the accompanying condensed consolidated balance sheets. As of December 29, 2018, 2018 Swap 1 was recorded as a non-current asset and 2018 Swap 2 was recorded as other non-current liabilities on the accompanying condensed consolidated balance sheets.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of March 30, 2019 and December 29, 2018, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of March 30, 2019 and December 29, 2018 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	March 30, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$326,388	$295,350	$326,110	$267,300
Junior Subordinated Debentures	125,866	147,423	126,202	130,636

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 30, 2019 and December 29, 2018 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 30, 2019 and December 29, 2018 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 30, 2019: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of March 30, 2019. The Company's other segments have been combined in the "All Other" category. The Company evaluates the

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

performance of its segments based on revenue and income (loss) from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended March 30, 2019 and thirteen weeks ended March 31, 2018.

	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Revenues
United States	$255,102	$175,232
Canada	29,983	30,586
All Other	2,574	1,777
Total revenues	$287,659	$207,595
Segment income (loss) from operations
United States	$(716)	$10,924
Canada	(334)	(2,021)
All Other	202	214
Total (loss) income from operations	$(848)	$9,117

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General

The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, "Hillman" or "Company") are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through the wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”). Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the CNY by approximately 6.3% in 2017, increased by 5.7% in 2018, and decreased by 2.4% during the thirteen weeks ended March 30, 2019. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 8.5% in 2017, increased by 3.3% in 2018, and increased by 0.8% during the thirteen weeks ended March 30, 2019.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 6.6% in 2017, increased by 8.7% in 2018, and decreased by 2.0% during the thirteen weeks ended March 30, 2019. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018.
Thirteen Week Period Ended March 30, 2019 vs the Thirteen Week Period Ended March 31, 2018

	Thirteen Weeks Ended March 30, 2019		Thirteen Weeks Ended March 31, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$287,659	100.0%	$207,595	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	165,921	57.7%	109,590	52.8%
Selling, general and administrative expenses	91,835	31.9%	71,076	34.2%
Depreciation	15,816	5.5%	8,942	4.3%
Amortization	14,765	5.1%	9,723	4.7%
Other (income) expense	170	0.1%	(853)	(0.4)%
Income (loss) from operations	(848)	(0.3)%	9,117	4.4%
Interest expense, net of investment income	29,620	10.3%	16,628	8.0%
Loss before income taxes	(30,468)	(10.6)%	(7,511)	(3.6)%
Income tax expense	4,800	1.7%	2,806	1.4%
Net loss	$(35,268)	(12.3)%	$(10,317)	(5.0)%

Net Sales
Net sales for the first quarter of 2019 were $287.7 million, an increase of approximately $80.1 million compared to net sales of $207.6 million for the first quarter of 2018. The increase from prior year was primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $11.7 million and $63.8 million, respectively, in net sales in the first quarter of 2018. Construction fastener products and builders hardware sales increased $6.8 million and $2.4 million, respectively, due to new product line roll outs with customers. These increases were offset by a decrease of $2.2 million in our sales of letters, numbers and signs. Sales in our Canada segment decreased $0.6 million due to the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).
Cost of Sales
Our cost of sales was $165.9 million, or 57.7% of net sales, in the first quarter of 2019, an increase of approximately $56.3 million compared to $109.6 million, or 52.8% of net sales, in the first quarter of 2018. The increase of 4.9% in cost of sales, expressed as a percent of net sales, in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a higher mix of personal protective equipment and construction fastener products and a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Additionally, net sales was reduced by $4.1 million in the first quarter of 2019 for payments made to customers associated with the new product line roll outs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $91.8 million in the thirteen weeks ended March 30, 2019, an increase of approximately $20.8 million, compared to $71.1 million in the thirteen weeks ended March 31, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $39.8 million in the first quarter of 2019, an increase of $8.7 million compared to $31.1 million in the first quarter of 2018. The increase in selling expense was primarily due to the acquisitions of MinuteKey and Big Time which added $5.6 million and $3.1 million in selling expense in the quarter, respectively.

•
Warehouse and delivery expenses were $33.4 million in the first quarter of 2019, an increase of $5.0 million compared to $28.4 million in the first quarter of 2018. The acquisition of Big Time added $2.1 million in warehouse costs in the first quarter of 2019. The remaining increase was driven by increased labor, benefits, freight and maintenance costs.

•
General and administrative (“G&A”) expenses were $18.7 million in the first quarter of 2019, an increase of $7.1 million compared to $11.6 million in the first quarter of 2018. The increase was primarily due to the acquisitions of Big Time Products and MinuteKey, which added and $3.0 million and $1.8 million, respectively, in G&A expense in the current year. Additionally, we incurred $2.0 of expense for retention and long term incentive compensation and $1.1 million in integration related costs associated with MinuteKey and Big Time.

Depreciation expense was $15.8 million in the first quarter of 2019 compared to depreciation expense of $8.9 million in the first quarter of 2018. The increase in depreciation expense was due to $3.0 million in additional depreciation from the acquisition of MinuteKey. The remaining increase was driven by our investment in new, state of the art key cutting technology, the KeyKrafter™. Amortization expense was $14.8 million in the first quarter of 2019 compared to $9.7 million in the first quarter of 2018. The increase in amortization expense was driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018.

Other expense was $0.2 million in the first quarter of 2019 compared to other income of $0.9 million in the first quarter of 2018. In the first quarter of 2019 other income consisted of a loss on the mark-to-market adjustment of our interest rate swaps of $1.1 million, offset by a gain the sale of machinery and equipment of $0.5 million (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information), and exchange rate gains of $0.4 million. Other income in the first quarter of 2018 was comprised of a gain on the mark-to-market adjustment of our interest rate swap of $1.0 million, partially offset by insignificant exchange rate losses.

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

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018 (dollars in thousands):

	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Revenues
United States	$255,102	$175,232
Canada	29,983	30,586
All Other	2,574	1,777
Total revenues	$287,659	$207,595
Segment income (loss) from operations
United States	$(716)	$10,924
Canada	(334)	(2,021)
All Other	202	214
Total income (loss) from operations	$(848)	$9,117

The Thirteen Week Period Ended March 30, 2019 vs the Thirteen Week Period Ended March 31, 2018

Net Sales
Net sales for the thirteen weeks ended March 30, 2019 increased $80.1 million compared to the net sales for the thirteen weeks ended March 31, 2018.

For the United States operating segment, net sales increased by $79.9 millions primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $11.4 million and $62.2 million, respectively, in net sales in the first quarter of 2018. Construction fastener products and builders hardware sales increased $6.8 million and $2.4 million, respectively, due to new product line roll outs with customers. These increases were offset by a decrease of $2.2 million in our sales of Letters, Numbers and Signs due to the loss of a customer.

Sales in our Canada segment decreased $0.6 million due to the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).

Income from Operations
Income from operations for the thirteen weeks ended March 30, 2019 decreased $10.0 million compared to income from operations for the thirteen weeks ended March 31, 2018.

Income from operations of our United States segment decreased by approximately $11.6 million in the thirteen weeks ended March 30, 2019 to a loss of $0.7 million as compared to income of $10.9 million in the thirteen weeks ended March 31, 2018. The increase in sales was offset by higher cost of goods sold primarily due to a higher mix of personal protective equipment and construction fastener products and a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Additionally, net sales was reduced by $4.1 million in the first quarter of 2019 for payments made to customers associated with the new product line roll outs. We also incurred additional depreciation expense of $6.4 million driven by the prior year acquisitions along with additional depreciation expense driven by our investment in new, state of the art key cutting technology, the KeyKrafter™. Finally, amortization expense increased $5.1 million due to the prior year acquisitions.

Loss from operations in our Canada segment for the thirteen weeks ended March 30, 2019 of $0.3 million compared to a loss of $2.0 million in the thirteen weeks ended March 31, 2018. In the first quarter of 2019 we had other income of $0.9 million compared to immaterial expense in the first quarter of 2018. The current year gain was primarily driven by $0.5 million in gains on the disposal of assets and $0.4 million in exchange rate gains. Additionally, in the first quarter of 2018, we incurred $0.6 million in additional SG&A expense related to the implementation of our ERP system and the relocation of a distribution center.

Income Taxes

In the thirteen weeks ended March 30, 2019, we recorded an income tax provision of $4.8 million on pre-tax loss of $30.5 million. The effective income tax rate was (15.8)% for the thirteen weeks ended March 30, 2019.

In the thirteen weeks ended March 31, 2018, we recorded an income tax provision of $2.8 million on a pre-tax loss of $7.5 million. The effective income tax rate was (37.4)% for the thirteen weeks ended March 31, 2018.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 30, 2019 primarily due to the Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. The remaining differences were due to state and foreign income taxes and certain non-deductible expenses.

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

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used by operating activities for the thirteen weeks ended March 30, 2019 was $2.3 million as compared to $2.4 million of cash provided by operating activities in the comparable prior year period. Operating cash flows for the thirteen weeks ended March 30, 2019 were unfavorably impacted by a decrease in accounts payable due decreased inventory purchases. Operating cash flows for the thirteen weeks ended March 31, 2018 were were favorably impacted by an increase in accounts payable due to changes in payment terms and increased inventory purchases.

Net cash used by investing activities was $9.7 million and $21.0 million for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018, respectively. The primary use of cash in both periods was our investment in new key duplicating machines. In 2019, we also received $7.6 million in cash proceeds from the sale of a building in Canada.

Net cash used for financing activities was $1.1 million for the thirteen weeks ended March 30, 2019. Our revolver draws, net, were a source of cash of $4.3 million in the thirteen weeks ended March 30, 2019. Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities.

Net cash provided by financing activities was $14.1 million for the thirteen weeks ended March 31, 2018. Our revolver draws, net, were a source of cash of $15.5 million in the thirteen weeks ended March 31, 2018. We used cash to pay $1.4 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital, capital expenditure, and acquisition related needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $253.0 million as of March 30, 2019 represents a decrease of $27.0 million from the December 29, 2018 level of $280.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 30, 2019, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 29, 2018, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 29, 2018.

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
Based on our exposure to variable rate borrowings at March 30, 2019, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.4 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $153.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 30, 2019. The foreign subsidiaries net tangible assets were $87.9 million and the net intangible assets were $65.3 million as of March 30, 2019.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 12 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 30, 2019, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In 2018, the Company completed its acquisitions of MinuteKey and Big Tie Products. The Company is in the process of integrating the historical internal controls over financial reporting of MinuteKey and Big Time Products with the rest of the Company. In addition, the Company implemented controls related to the adoption of ASU 2016-02, Leases (Topic 842) and the related financial statement reporting. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2018.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 filed with the Securities and Exchange Commission on May 13, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 30, 2019 and the thirteen weeks ended March 31, 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 13, 2019