Form 10-Q
period 2019-06-29
HILLMAN COMPANIES INC
filed 2019-08-12
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
Commission file number 1-13293
The Hillman Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2874736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 Hamilton Avenue			45231
Cincinnati	,	Ohio
(Address of principal executive offices)			(Zip Code)

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
On August 12, 2019, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,953	$28,234
Accounts receivable, net of allowances of $1,097 ($846 - 2018)	125,056	110,799
Inventories, net	324,585	320,281
Other current assets	7,299	18,727
Total current assets	473,893	478,041
Property and equipment, net of accumulated depreciation of $149,434 ($131,169 - 2018)	203,037	208,279
Goodwill	806,031	803,847
Other intangibles, net of accumulated amortization of $202,561 ($176,677 - 2018)	900,273	930,525
Operating lease right of use assets	70,854	—
Other assets	10,498	10,778
Total assets	$2,464,586	$2,431,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,397	$135,059
Current portion of debt and capital leases	11,235	10,985
Current portion of operating lease liabilities	11,600	—
Accrued expenses:
Salaries and wages	15,969	9,881
Pricing allowances	6,959	5,404
Income and other taxes	5,079	3,325
Interest	10,217	15,423
Other accrued expenses	20,970	17,941
Total current liabilities	225,426	198,018
Long term debt	1,572,775	1,586,084
Deferred income taxes, net	202,739	200,696
Operating lease liabilities	61,893	—
Other non-current liabilities	11,422	7,565
Total liabilities	$2,074,255	$1,992,363
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 29, 2019 and December 29, 2018	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 29, 2019 and December 29, 2018	—	—
Additional paid-in capital	550,190	549,528
(Accumulated deficit) retained earnings	(127,595)	(72,831)
Accumulated other comprehensive loss	(32,264)	(37,590)
Total stockholder's equity	390,331	439,107
Total liabilities and stockholder's equity	$2,464,586	$2,431,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended June 29, 2019	Thirteen Weeks Ended June 30, 2018	Twenty-six Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 30, 2018
Net sales	$324,628	$246,154	$612,287	$453,749
Cost of sales (exclusive of depreciation and amortization shown separately below)	181,309	134,027	347,230	243,617
Selling, general and administrative expenses	96,883	78,797	188,718	149,873
Depreciation	16,655	9,535	32,471	18,477
Amortization	14,684	9,712	29,449	19,435
Management fees to related party	125	134	256	262
Other expense (income)	8,215	578	8,254	(403)
Income from operations	6,757	13,371	5,909	22,488
Interest expense, net	26,064	14,361	52,627	27,932
Interest expense on junior subordinated debentures	3,152	3,152	6,304	6,304
Refinancing charges	—	8,542	—	8,542
Investment income on trust common securities	(94)	(94)	(189)	(189)
Loss before income taxes	(22,365)	(12,590)	(52,833)	(20,101)
Income tax (benefit) expense	(2,869)	941	1,931	3,747
Net loss	$(19,496)	$(13,531)	$(54,764)	$(23,848)
Net loss from above	$(19,496)	$(13,531)	$(54,764)	$(23,848)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,547	(3,643)	5,326	(6,682)
Total other comprehensive income (loss)	2,547	(3,643)	5,326	(6,682)
Comprehensive loss	$(16,949)	$(17,174)	$(49,438)	$(30,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(54,764)	$(23,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,920	37,912
Deferred income taxes	1,326	3,847
Deferred financing and original issue discount amortization	1,859	1,142
Stock-based compensation expense	662	992
Loss on debt restructuring	—	8,542
Asset impairment	6,800	—
(Gain) loss on disposal of property and equipment	(121)	53
Other non-cash interest and change in value of interest rate swap	2,902	(1,418)
Changes in operating items:
Accounts receivable	(13,394)	(17,687)
Inventories	(2,000)	(33,069)
Other assets	9,485	(5)
Accounts payable	7,540	46,237
Other accrued liabilities	2,558	(6,828)
Net cash provided by operating activities	24,773	15,870
Cash flows from investing activities:
Capital expenditures	(27,771)	(40,065)
Proceeds from sale of property and equipment	7,612	—
Net cash used for investing activities	(20,159)	(40,065)
Cash flows from financing activities:
Repayments of senior term loans	(7,956)	(530,750)
Borrowings on senior term loans	—	530,000
Financing fees	—	(11,752)
Borrowings on revolving credit loans	12,500	92,000
Repayments of revolving credit loans	(20,200)	(54,500)
Principal payments under finance and capitalized lease obligations	(283)	(73)
Proceeds from exercise of stock options	—	200
Net cash (used for) provided by financing activities	(15,939)	25,125
Effect of exchange rate changes on cash	44	(208)
Net (decrease) increase in cash and cash equivalents	(11,281)	722
Cash and cash equivalents at beginning of period	28,234	9,937
Cash and cash equivalents at end of period	$16,953	$10,659
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$6,115	$6,115
Interest paid	54,072	24,364
Income taxes paid	400	632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Twenty-six weeks ended June 29, 2019
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net Loss	—	—	(35,268)	—	(35,268)
Stock-based compensation	—	361	—	—	361
Change in cumulative foreign currency translation adjustment	—	—	—	2,779	2,779
Balance at March 30, 2019	$—	$549,889	$(108,099)	$(34,811)	$406,979
Net Loss	—	—	(19,496)	—	(19,496)
Stock-based compensation	—	301	—	—	301
Change in cumulative foreign currency translation adjustment	—	—	—	2,547	2,547
Balance at June 29, 2019	$—	$550,190	$(127,595)	$(32,264)	$390,331

Twenty-six weeks ended June 30, 2018
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403
Net Loss	—	—	(10,317)	—	(10,317)
Stock-based compensation	—	487	—	—	487
Change in cumulative foreign currency translation adjustment	—	—	—	(3,039)	(3,039)
Cumulative effect of change in accounting principles	—	—	(7,852)	—	(7,852)
Other	—	15	(4)	—	11
Balance at March 31, 2018	$—	$552,020	$(15,751)	$(29,576)	$506,693
Net Loss	—	—	(13,531)	—	(13,531)
Stock-based compensation	—	505	—	—	505
Proceeds from exercise of stock options	—	200	—	—	200
Change in cumulative foreign currency translation adjustment	—	—	—	(3,643)	(3,643)
Other	—	(10)	—	—	(10)
Balance at June 30, 2018	$—	$552,715	$(29,282)	$(33,219)	$490,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the twenty-six weeks ended June 29, 2019. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 29, 2019 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 29, 2018.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table displays our disaggregated revenue by product category.

	Thirteen weeks ended June 29, 2019
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	125,368	67,511	28,299	60,239	281,417
Canada	31,107	6,938	432	1,458	39,935
Other	2,246	214	—	816	3,276
Consolidated	158,721	74,663	28,731	62,513	324,628

	Thirteen weeks ended June 30, 2018
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	121,591	64,836	15,129	—	201,556
Canada	35,834	6,730	2	—	42,566
Other	1,769	263	—	—	2,032
Consolidated	159,194	71,829	15,131	—	246,154

	Twenty-six weeks ended June 29, 2019
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	228,243	130,195	55,686	122,395	536,519
Canada	54,806	11,894	794	2,424	69,918
Other	3,860	469	—	1,521	5,850
Consolidated	286,909	142,558	56,480	126,340	612,287

	Twenty-six weeks ended June 30, 2018
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	220,032	125,532	31,224	—	376,788
Canada	60,331	12,815	6	—	73,152
Other	3,347	462	—	—	3,809
Consolidated	283,710	138,809	31,230	—	453,749

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
Long Lived Assets:
The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the thirteen and twenty-six weeks ended June 29, 2019, the Company recorded an impairment loss of $6,800 related to the loss on the disposal of its FastKey self-service key duplicating kiosks and related assets. No such impairment charges were recorded in the thirteen and twenty-six weeks ended June 30, 2018.

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

Measurement period adjustments for the thirteen and twenty-six weeks ended June 29, 2019 were immaterial.  See Note 5 - Goodwill and Other Intangible Assets, The following table reconciles the fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the MinuteKey acquisition:

Cash	$1,791
Inventory	3,952
Other current assets	766
Property and equipment	29,888
Goodwill	59,237
Customer relationships	50,000
Technology	19,000
Trade names	5,400
Other non-current assets	16
Total assets acquired	170,050
Less:
Liabilities assumed	(13,761)
Total purchase price	$156,289

Net sales and operating loss of the acquired business included in the Company's condensed consolidated statement of comprehensive income for thirteen weeks ended June 29, 2019 were approximately $13,592 and $1,020, respectively. Net sales and operating loss for twenty-six weeks ended June 29, 2019 were approximately $25,322 and $2,561, respectively. Unaudited pro forma financial information has not been presented for MinuteKey as the financial results of MinuteKey were insignificant to the financial results of the Company on a standalone basis.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed. Measurement period adjustments for the thirteen and twenty-six weeks ended June 29, 2019 were immaterial.  See Note 5 - Goodwill and Other Intangible Assets, The following table reconciles the preliminary fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	41,039
Inventory	42,303
Other current assets	1,623
Property and equipment	3,703
Goodwill	127,296
Customer relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	428,630
Less:
Liabilities assumed	(79,796)
Total purchase price	$348,834

The amount of net sales and operating income from Big Time included in the Company's condensed consolidated statement of comprehensive income for thirteen weeks ended June 29, 2019 was approximately $62,513 and $6,520, respectively. Net sales and operating income from Big Time for twenty-six weeks ended June 29, 2019 was approximately $126,340 and $12,295, respectively. The following table provides unaudited pro forma results of the combined entities of Hillman and Big Time Products, had the acquisition occurred at the beginning of fiscal 2018:

	(Unaudited) Fiscal Period Ended
	Thirteen weeks ended June 29, 2019	Thirteen weeks ended June 30, 2018	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 30, 2018
Net revenues	324,628	304,834	612,287	565,641
Net loss	(19,496)	(16,020)	(54,764)	(29,342)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Goodwill and Other Intangible Assets:
Goodwill amounts by operating segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 29, 2018				June 29, 2019
United States	$772,213	$—	$—	$921	$773,134
Canada	27,938	—	—	1,176	29,114
Other	3,696	—	—	87	3,783
Total	$803,847	$—	$—	$2,184	$806,031

(1)
These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates and adjustments to the opening balance sheet for the acquisitions of MinuteKey and Big Time Products. These acquisitions were completed in the third and fourth quarters of 2018, respectively.

Other intangibles, net, as of June 29, 2019 and December 29, 2018 consist of the following:

	Estimated Useful Life (Years)	June 29, 2019	December 29, 2018
Customer relationships	13-20	$941,197	$939,880
Trademarks - Indefinite	Indefinite	85,500	85,228
Trademarks - Other	5-15	26,700	26,700
Technology and patents	7-12	49,437	55,394
Intangible assets, gross		1,102,834	1,107,202
Less: Accumulated amortization		202,561	176,677
Other intangibles, net		$900,273	$930,525

The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $14,684 and $29,449 for the thirteen and twenty-six weeks ended June 29, 2019, respectively. Amortization expense for the thirteen and twenty-six weeks ended June 30, 2018 was $9,712 and $19,435, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 29, 2019 and the thirteen and twenty-six weeks ended June 30, 2018, the Company did not adjust goodwill to fair values as a result of any impairment analyses. In the thirteen and twenty-six weeks ended June 29, 2019, the Company recorded an impairment charge of $2,125 related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related intangible assets. There were no such impairment charges taken in the thirteen and twenty-six weeks ended June 30, 2018.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,943 recorded for such risks is adequate as of June 29, 2019.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of June 29, 2019, the Company has provided certain vendors and insurers letters of credit aggregating $11,736 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,379 recorded for such risks is adequate as of June 29, 2019.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. On March 16, 2018, the Department published updated results, which were finalized upon the completion of review of appeals in April 2018.
Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $0 and $4,128 in the thirteen and twenty-six weeks ended June 30, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Loss. There were no related charges in the thirteen and twenty-six weeks ended June 29, 2019.

On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, Inc., a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. KeyMe later filed two motions on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. It is not yet possible to assess the impact, if any, that the lawsuit will have on the Company.

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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $125 and $256 for the thirteen and twenty-six weeks ended June 29, 2019, respectively, and $134 and $262 for the thirteen and twenty-six weeks ended June 30, 2018, respectively.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 and $175 for the thirteen and twenty-six weeks ended June 29, 2019, respectively, and $88 and $175 for the thirteen and twenty-six weeks ended June 30, 2018, respectively.

The Hillman Group Canada ULC, a subsidiary of Hillman, entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense incurred for these leases was $161 and $323 for the thirteen and twenty-six weeks ended June 29, 2019, respectively, and $167 and $337 for the thirteen and twenty-six weeks ended June 30, 2018, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 29, 2019 and the thirteen and twenty-six weeks ended June 30, 2018, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit or provision.

For the thirteen and twenty-six weeks ended June 29, 2019, the effective income tax rate was 12.8% and (3.7)%, respectively. The Company recorded income tax benefit and income tax provision for the thirteen and twenty-six weeks ended June 29, 2019 of $(2,869) and $1,931, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2019 was primarily the result of the IRC Section 163(j) interest limitation. Consistent with prior periods, the primary impact of the effective tax rate differential for the thirteen weeks ended June 29, 2019 was due to the Company recording a valuation allowance on its interest limitation. In addition to the valuation allowance on the interest limitation, the effective income tax rate differed from the federal statutory tax rate for the twenty-six weeks ended June 29, 2019 due to certain non-deductible expenses, Global Intangible Low-Taxed Income ("GILTI"), and state and foreign income taxes.

The effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2018 was (7.5)% and (18.6)%, respectively. The Company recorded income tax provision for the thirteen and twenty-six weeks ended June 30, 2018 of $941 and $3,747, respectively. The negative effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. The effective income tax rate differed from the federal statutory rate in the thirteen and twenty-six weeks ended June 30, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act.

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

	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 29, 2019
Facility consolidation (1)
Labor expense	$369	$511
Consulting and legal fees	51	116
Other	552	676
Exit of certain lines of business (2)
Inventory valuation adjustments	116	9
Loss (gain) on disposal of assets	72	(397)
Other	141	322
Total	$1,301	$1,237

(1)
Facility consolidation includes labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, and other expenses. These expenses were included in SG&A on the Condensed Consolidated Statement of Comprehensive Loss.

(2)
As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included gains and losses on disposals of assets, and other expenses, which were included other income and expense, and SG&A on the Condensed Consolidated Statement of Comprehensive Loss, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 29, 2018	Impact to Earnings	Cash Paid	Balance at June 29, 2019
Severance and related	$1,537	—	(876)	$661

10. Long Term Debt:

The following table summarizes the Company’s debt:

	June 29, 2019	December 29, 2018
Revolving loans	$100,500	$108,200
Senior term loan, due 2025	1,050,306	1,058,263
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	2,133	1,213
	1,591,643	1,606,380
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	16,818	17,498
(Subtract) unamortized discount on Senior term loan	(8,798)	(9,558)
(Subtract) current portion of long term debt, capital leases and finance leases	(11,235)	(10,985)
(Subtract) deferred financing fees	(15,653)	(17,251)
Total long term debt, net	$1,572,775	$1,586,084

As of June 29, 2019, there was $1,050,306 outstanding under the 2018 Term Loan. As of June 29, 2019, the Company had $100,500 outstanding under the ABL Revolver along with $11,736 of letters of credit. The Company has approximately $37,764 of available borrowings under the ABL Revolver as a source of liquidity.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The components of operating and finance lease cost for the thirteen and twenty-six weeks ended June 29, 2019 were as follows:

	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 29, 2019
Operating lease cost	$4,575	$9,298
Short term lease costs	742	1,975
Variable lease costs	352	540
Finance lease cost:
Amortization of right of use assets	143	235
Interest on lease liabilities	28	43

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $5,669 and $4,429 in the thirteen weeks ended June 29, 2019 and thirteen weeks ended June 30, 2018, respectively. Rent expense totaled $11,813 and $8,824 in the twenty-six weeks ended June 29, 2019 and twenty-six weeks ended June 30, 2018, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 29, 2019:

	Operating Leases(1)	Finance Leases
Weighted average remaining lease term	7.86	3.92
Weighted average discount rate	6.50%	6.54%

(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental balance sheet information related to the Company's finance leases as of June 29, 2019:

June 29, 2019
Finance lease assets, net, included in property plant and equipment	$1,922

Current portion of long-term debt	626
Long-term debt, less current portion	1,507
Total principal payable on finance leases	2,133

Supplemental cash flow information related to our operating leases was as follows for the twenty-six weeks ended June 29, 2019:

Twenty-six Weeks Ended June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$9,129
Operating cash outflow from finance leases	31
Financing cash outflow from finance leases	283

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Maturities of our lease liabilities for all operating and finance leases are as follows as of June 29, 2019:

	Operating Leases	Finance Leases
Less than one year	$15,960	$755
1 to 2 years	13,546	617
2 to 3 years	11,541	468
3 to 4 years	9,866	371
4 to 5 years	8,296	218
After 5 years	34,265	—
Total future minimum rental commitments	93,474	2,429
Less - amounts representing interest	(19,981)	(296)
Present value of lease liabilities	$73,493	$2,133

As of June 29, 2019, the Company has additional operating leases for warehouse equipment and a new office building being constructed by the Company’s landlord that had not yet commenced with estimated future minimum rental commitments of approximately $21,232.
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
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") with three-year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

termination date is November 30, 2022. The 2018 Swap 2 has an interest rate of 2.4% plus the applicable interest rate margin of 4.0% for an effective rate of 6.4%.
The fair value of the 2018 Swaps were $3,886 as of June 29, 2019. These were reported on the condensed consolidated balance sheet in other non-current liabilities. An increase in other expense was recorded in the statement of comprehensive loss for the unfavorable change of $2,902 in fair value since December 29, 2018.
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
The total notional amount of contracts outstanding was C$3,626 and C$5,790 as of June 29, 2019 and December 29, 2018, respectively. The total fair value of the outstanding foreign currency forward contracts was $73 as of June 29, 2019 and was reported on the condensed consolidated balance sheet in other current assets. The total fair value of the outstanding foreign currency forward contracts was $152 as of December 29, 2018 and was reported on the condensed consolidated balance sheet in other current liabilities. An increase in other income of $146, including contracts settled during the twenty-six weeks ended June 29, 2019, was recorded in the statement of comprehensive loss for the change in fair value from December 29, 2018.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	As of June 29, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,687	$—	$—	$1,687
Interest rate swaps	—	(3,886)	—	(3,886)
Foreign exchange forward contracts	—	73	—	73

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,905	$—	$—	$1,905
Interest rate swaps	—	(984)	—	(984)
Foreign exchange forward contracts	—	(152)	—	(152)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 29, 2019, the 2018 Swap1 and 2018 Swap 2 were recorded as other non-current liabilities on the accompanying condensed consolidated balance sheets. As of December 29, 2018, 2018 Swap 1 was recorded as a non-current asset and 2018 Swap 2 was recorded as other non-current liabilities on the accompanying condensed consolidated balance sheets.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of June 29, 2019 and December 29, 2018, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of June 29, 2019 and December 29, 2018 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	June 29, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$326,666	$291,225	$326,110	$267,300
Junior Subordinated Debentures	125,522	146,875	126,202	130,636

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 29, 2019 and December 29, 2018 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 29, 2019 and December 29, 2018 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 29, 2019: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of June 29, 2019. The Company's other segments have been combined in the "All Other" category. The Company evaluates the

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended June 29, 2019 and thirteen and twenty-six weeks ended June 30, 2018.

	Thirteen Weeks Ended June 29, 2019	Thirteen Weeks Ended June 30, 2018	Twenty-six Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 30, 2018
Revenues
United States	$281,417	$201,556	$536,519	$376,788
Canada	39,935	42,566	69,918	73,152
All Other	3,276	2,032	5,850	3,809
Total revenues	$324,628	$246,154	$612,287	$453,749
Segment income (loss) from operations
United States	$5,112	$11,427	$4,396	$22,351
Canada	1,224	1,864	890	(157)
All Other	421	80	623	294
Total income (loss) from operations	$6,757	$13,371	$5,909	$22,488

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

In the second quarter of 2019, we recorded an impairment loss of $6.8 million related to the disposal of our FastKey self-service key duplicating kiosks and related assets.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the CNY by approximately 6.3% in 2017, increased by 5.7% in 2018, and decreased by 0.1% during the twenty-six weeks ended June 29, 2019. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 8.5% in 2017, increased by 3.3% in 2018, and increased by 1.2% during the twenty-six weeks ended June 29, 2019.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 6.6% in 2017, increased by 8.7% in 2018, and decreased by 4.0% during the twenty-six weeks ended June 29, 2019. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 29, 2019 and the thirteen weeks ended June 30, 2018.
Thirteen Week Period Ended June 29, 2019 vs the Thirteen Week Period Ended June 30, 2018

	Thirteen Weeks Ended June 29, 2019		Thirteen Weeks Ended June 30, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$324,628	100.0%	$246,154	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	181,309	55.9%	134,027	54.4%
Selling, general and administrative expenses	96,883	29.8%	78,797	32.0%
Depreciation	16,655	5.1%	9,535	3.9%
Amortization	14,684	4.5%	9,712	3.9%
Other expense	8,340	2.6%	712	0.3%
Income from operations	6,757	2.1%	13,371	5.4%
Interest expense, net of investment income	29,122	9.0%	17,419	7.1%
Refinancing charges	—	—%	8,542	3.5%
Loss before income taxes	(22,365)	(6.9)%	(12,590)	(5.1)%
Income tax expense	(2,869)	(0.9)%	941	0.4%
Net loss	$(19,496)	(6.0)%	$(13,531)	(5.5)%

Net Sales
Net sales for the second quarter of 2019 were $324.6 million, an increase of approximately $78.5 million compared to net sales of $246.2 million for the second quarter of 2018. The increase from prior year was primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $13.6 million and $62.5 million, respectively, in net sales in the second quarter of 2019. Construction fastener products and builders hardware sales increased $4.1 million and $2.7 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $2.8 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information). The remaining decrease was primarily due to the unfavorable conversion of Canadian dollar sales into U.S. dollars along with lower sales of letters, numbers and signs.
Cost of Sales
Our cost of sales was $181.3 million, or 55.9% of net sales, in the second quarter of 2019, an increase of approximately $47.3 million compared to $134.0 million, or 54.4% of net sales, in the second quarter of 2018. The increase of 1.5% in cost of sales, expressed as a percent of net sales, in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to a higher mix of personal protective equipment. Additionally, net sales was reduced by $2.0 million in the second quarter of 2019 for payments made to customers associated with the new product line roll outs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $96.9 million in the thirteen weeks ended June 29, 2019, an increase of approximately $18.1 million, compared to $78.8 million in the thirteen weeks ended June 30, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $40.3 million in the second quarter of 2019, an increase of $7.5 million compared to $32.8 million in the second quarter of 2018. The increase in selling expense was primarily due to the acquisitions of

MinuteKey and Big Time which added $6.4 million and $2.8 million in selling expense in the quarter, respectively. These increases were offset by decreases in other selling expenses primarily for the cost of updating customer store labels for a new pricing program in 2018.

•
Warehouse and delivery expenses were $36.9 million in the second quarter of 2019, an increase of $4.3 million compared to $32.6 million in the second quarter of 2018. The acquisition of Big Time added $2.4 million in warehouse costs in the second quarter of 2019. The remaining increase was driven by higher labor, benefits, freight, and storage costs.

•
General and administrative (“G&A”) expenses were $19.7 million in the second quarter of 2019, an increase of $6.4 million compared to $13.3 million in the second quarter of 2018. The increase was primarily due to the acquisitions of Big Time Products and MinuteKey, which added and $2.8 million and $1.9 million, respectively, in G&A expense in the current year. We also incurred $2.0 million of expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

Depreciation expense was $16.7 million in the second quarter of 2019 compared to depreciation expense of $9.5 million in the second quarter of 2018. The increase in depreciation expense was due to $3.3 million in additional depreciation from the acquisition of MinuteKey. The remaining increase was driven by our investment in key duplicating machines and merchandising racks. Amortization expense was $14.7 million in the second quarter of 2019 compared to $9.7 million in the second quarter of 2018. The increase in amortization expense was driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which amounted to $1.5 million and $3.5 million, respectively.

Other expense was $8.3 million in the second quarter of 2019 compared to other expense of $0.7 million in the second quarter of 2018. In the second quarter of 2019 other expense consisted of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets, and a $1.8 million loss on the mark-to-market adjustment of our interest rate swaps, offset by $0.4 million of exchange rate gains. Other income in the second quarter of 2018 was comprised of $0.7 million of exchange rate losses and $0.3 million of losses on disposals of fixed assets, partially offset by a $0.4 million gain on the mark-to-market adjustment of our interest rate swap.

During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million.
This activity, along with additional draws on our revolving credit facility during the year led to increased interest expense in the second quarter of 2019. In the second quarter of 2018 we incurred a loss of $8.5 million related to refinancing costs. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Twenty-six Week Period Ended June 29, 2019 vs the Twenty-six Week Period Ended June 30, 2018

	Twenty-six Weeks Ended June 29, 2019		Twenty-six Weeks Ended June 30, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$612,287	100.0%	$453,749	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	347,230	56.7%	243,617	53.7%
Selling, general and administrative expenses	188,718	30.8%	149,873	33.0%
Depreciation	32,471	5.3%	18,477	4.1%
Amortization	29,449	4.8%	19,435	4.3%
Other (income) expense	8,510	1.4%	(141)	—%
Income from operations	5,909	1.0%	22,488	5.0%
Interest expense, net of investment income	58,742	9.6%	34,047	7.5%
Refinancing charges	—	—%	8,542	1.9%
Loss before income taxes	(52,833)	(8.6)%	(20,101)	(4.4)%
Income tax expense	1,931	0.3%	3,747	0.8%
Net loss	$(54,764)	(8.9)%	$(23,848)	(5.3)%

Net Sales
Net sales for the twenty-six weeks ended June 29, 2019 were $612.3 million, an increase of approximately $158.5 million compared to net sales of $453.7 million for twenty-six weeks ended June 30, 2018. The increase from prior year was primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $25.3 million and $126.3 million, respectively, in net sales in the twenty-six weeks ended June 29, 2019. Construction fastener products and builders hardware sales increased $8.4 million and $3.1 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $4.2 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).
Cost of Sales
Our cost of sales was $347.2 million, or 56.7% of net sales, in the second quarter of 2019, an increase of approximately $103.6 million compared to $243.6 million, or 53.7% of net sales, in the second quarter of 2018. The increase of 3.0% in cost of sales, expressed as a percent of net sales, in the twenty-six weeks ended June 29, 2019 compared to the twenty-six weeks ended June 30, 2018 was primarily due to a higher mix of personal protective equipment and a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Additionally, net sales was reduced by $6.1 million in the twenty-six weeks ended June 29, 2019 for payments made to customers associated with the new product line roll outs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $188.7 million in the twenty-six weeks ended June 29, 2019, an increase of approximately $38.8 million, compared to $149.9 million in the twenty-six weeks ended June 30, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $80.1 million in the twenty-six weeks ended June 29, 2019, an increase of $16.2 million compared to $63.9 million in the twenty-six weeks ended June 30, 2018. The increase in selling expense was primarily due to the acquisitions of MinuteKey and Big Time which added $12.0 million and $5.9 million in selling expense in the quarter, respectively. These increases were offset by a decrease of $2.5 million for the cost of updating customer store labels for a new pricing program in 2018.

•
Warehouse and delivery expenses were $70.3 million in the twenty-six weeks ended June 29, 2019, an increase of $9.2 million compared to $61.1 million in the twenty-six weeks ended June 30, 2018. The acquisition of Big Time added $4.5 million in warehouse costs in the first quarter of 2019. The remaining increase was driven by increased labor, benefits, freight and maintenance costs.

•
General and administrative (“G&A”) expenses were $38.3 million in the twenty-six weeks ended June 29, 2019, an increase of $13.4 million compared to $24.9 million in the twenty-six weeks ended June 30, 2018. The increase was primarily due to the acquisitions of Big Time Products and MinuteKey, which added and $5.9 million and $3.6 million, respectively, in G&A expense in the current year. We also incurred $4.1 million of expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

Depreciation expense was $32.5 million in the twenty-six weeks ended June 29, 2019 compared to depreciation expense of $18.5 million in the twenty-six weeks ended June 30, 2018. The increase in depreciation expense was due to $6.3 million in additional depreciation from the acquisition of MinuteKey. The remaining increase was driven by our investment in key duplication machines and merchandising racks. Amortization expense was $29.4 million in the twenty-six weeks ended June 29, 2019 compared to $19.4 million in the twenty-six weeks ended June 30, 2018. The increase in amortization expense was driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which amounted to $2.9 million and $7.1 million, respectively.

Other expense was $8.5 million in the twenty-six weeks ended June 29, 2019 compared to other income of $0.1 million in the twenty-six weeks ended June 30, 2018. In the twenty-six weeks ended June 29, 2019, other expense consisted of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets and a $2.9 million loss on the mark-to-market adjustment of our interest rate swaps. These losses were offset by a gain the sale of machinery and equipment of $0.4 million (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information), and exchange rate gains of $0.8 million. Other income in the twenty-six weeks ended June 30, 2018 was comprised of a gain on the mark-to-market adjustment of our interest rate swap of $1.4 million and partially offset by losses on disposals of fixed assets of $0.3 million and exchange rate losses of $0.8 million.

During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million.
This activity, along with additional draws on our revolving credit facility during the year, led to increased interest expense in the twenty-six weeks ended June 29, 2019. In the twenty-six weeks ended June 30, 2018, we incurred a loss of $8.5 million related to refinancing costs. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended June 29, 2019 and the thirteen and twenty-six weeks ended June 30, 2018 (dollars in thousands):

	Thirteen Weeks Ended June 29, 2019	Thirteen Weeks Ended June 30, 2018	Twenty-six Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 30, 2018
Revenues
United States	$281,417	$201,556	$536,519	$376,788
Canada	39,935	42,566	69,918	73,152
All Other	3,276	2,032	5,850	3,809
Total revenues	$324,628	$246,154	$612,287	$453,749
Segment income (loss) from operations
United States	$5,112	$11,427	$4,396	$22,351
Canada	1,224	1,864	890	(157)
All Other	421	80	623	294
Total income from operations	$6,757	$13,371	$5,909	$22,488
The Thirteen Week Period Ended June 29, 2019 vs the Thirteen Week Period Ended June 30, 2018

Net Sales
Net sales for the thirteen weeks ended June 29, 2019 increased $78.5 million compared to the net sales for the thirteen weeks ended June 30, 2018.

For the United States operating segment, net sales increased by $79.9 million primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $13.2 million and $60.2 million, respectively. Construction fastener products and builders hardware sales increased $4.1 million and $2.7 million, respectively, due to new product line roll outs with customers. These increases were offset by a decrease in our sales of Letters, Numbers and Signs.

Sales in our Canada segment decreased $2.6 million primarily due to the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).

Income from Operations
Income from operations for the thirteen weeks ended June 29, 2019 decreased $6.6 million compared to income from operations for the thirteen weeks ended June 30, 2018.

Income from operations of our United States segment decreased by approximately $6.3 million in the thirteen weeks ended June 29, 2019 to $5.1 million as compared to income of $11.4 million in the thirteen weeks ended June 30, 2018. The increase in sales was offset by higher cost of goods sold as a percentage of gross sales primarily due to a higher mix of personal protective equipment and construction fastener products along with commodity inflation. Additionally, net sales was reduced by $2.0 million in the second quarter of 2019 for payments made to customers associated with the new product line roll outs. Selling, general, and administrative expenses also increased $15.7 million driven by the acquisition of MinuteKey and Big Time Products in 2018.

Further, in the thirteen weeks ended June 29, 2019, we incurred an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets. In 2019, we had a $1.8 million loss on the mark-to-market adjustment of our interest rate swaps as compared to a $0.4 million gain in 2018. We also incurred additional depreciation expense of $6.3 million driven by the prior year acquisitions along with our investment in key duplicating machines and merchandising racks. Finally, amortization expense increased $5.0 million due to the prior year acquisitions.

Income from operations in our Canada segment for the thirteen weeks ended June 29, 2019 was $1.2 million as compared to income of $1.9 million in the thirteen weeks ended June 30, 2018. The decrease was primarily driven by lower sales and higher cost of good sold as a percentage of net sales driven by product mix.
Twenty-six Week Period Ended June 29, 2019 vs the Twenty-six Week Period Ended June 30, 2018

Net Sales
Net sales for the twenty-six weeks ended June 29, 2019 increased $158.5 million compared to the net sales for the twenty-six weeks ended June 30, 2018.

For the United States operating segment, net sales increased by $159.7 million primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $24.5 million and $122.4 million, respectively, in net sales in the twenty-six weeks ended June 29, 2019. Construction fastener products and builders hardware sales increased $8.4 million and $3.1 million, respectively, due to new product line roll outs with customers. The remaining increase was driven by price increases partially offset by lower volumes.

Sales in our Canada segment decreased $3.2 million. The decrease was primarily due to $4.2 million of lower sales driven by the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information). This decrease was partially offset by sales from Big Time Products and MinuteKey in the current year.

Income from Operations
Income from operations for the twenty-six weeks ended June 29, 2019 decreased $16.6 million compared to income from operations for the twenty-six weeks ended June 30, 2018.

Income from operations of our United States segment decreased by approximately $18.0 million in the twenty-six weeks ended June 29, 2019 to $4.4 million as compared to income of $22.4 million in the twenty-six weeks ended June 30, 2018. The increase in sales was offset by higher cost of goods sold as a percentage of net sales, primarily due to a higher mix of personal protective equipment and construction fastener products along with a $6.1 million reduction in net sales for payments made to customers associated with the new product line roll outs. Additionally, there was a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Selling, general, and administrative expenses also increased $32.2 million driven by the acquisition of MinuteKey and Big Time Products in 2018.

In the twenty-six weeks ended June 29, 2019 we recorded an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets. In 2019, we had a loss on the mark-to-market adjustment of our interest rate swaps of $2.9 million as compared to a gain of $1.4 million in 2018. We also incurred additional depreciation expense of $12.8 million driven by the prior year acquisitions along with additional depreciation expense for our investment in key duplicating machines and merchandising racks. Finally, amortization expense increased $10.1 million due to the prior year acquisitions.

Income from operations in our Canada segment for the twenty-six weeks ended June 29, 2019 was $0.9 million compared to a loss of $0.2 million in the twenty-six weeks ended June 30, 2018. The increase was primarily driven by $0.7 million in exchange rate gains in 2019 as compared to $0.7 million in exchange rate losses in 2018.

Income Taxes

In the thirteen weeks ended June 29, 2019, we recorded an income tax benefit of $2.9 million on pre-tax loss of $22.4 million. In the twenty-six weeks ended June 29, 2019 we recorded an income tax provision of $1.9 million on pre-tax loss of $52.8 million.The effective income tax rate was 12.8% and (3.7)% for the thirteen and twenty-six weeks ended June 29, 2019, respectively.

In the thirteen weeks ended June 30, 2018, we recorded an income tax provision of $0.9 million on a pre-tax loss of $12.6 million. In the twenty-six weeks ended June 30, 2018, we recorded an income tax provision of $3.7 million on a pre-tax loss of $20.1 million.The effective income tax rate was (7.5)% and (18.6)% for the thirteen and twenty-six weeks ended June 30, 2018, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 29, 2019 primarily due to the IRC Section 163(j) interest limitation. The remaining differences were due to state and foreign income taxes, Global Intangible Low-Taxed Income ("GILTI"), and certain non-deductible expenses.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 30, 2018 primarily due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision of Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. In addition, no income tax benefits were recognized on losses in jurisdictions where valuation allowances were recorded against net deferred tax assets.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended June 29, 2019 and the twenty-six weeks ended June 30, 2018 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the twenty-six weeks ended June 29, 2019 was $24.8 million as compared to $15.9 million of cash provided by operating activities in the comparable prior year period. Operating cash flows for the twenty-six weeks ended June 29, 2019 were unfavorably impacted by the seasonal increase in accounts receivable due to higher sales. Operating cash flows for the twenty-six weeks ended June 30, 2018 were were unfavorably impacted by an increase in inventory in anticipation of peak seasonal sales activity and an increase in accounts receivables due to higher sales.

Net cash used by investing activities was $20.2 million and $40.1 million for the twenty-six weeks ended June 29, 2019 and the twenty-six weeks ended June 30, 2018, respectively. The primary use of cash in both periods was our investment in new key duplicating kiosks and machines. In 2019, we also received $7.6 million in cash proceeds from the sale of a building in Canada.

Net cash used for financing activities was $15.9 million for the twenty-six weeks ended June 29, 2019. Our revolver payments, net of draws, were a use of cash of $7.7 million in the twenty-six weeks ended June 29, 2019. Additionally, we used cash to pay $8.0 million in principal payments on the senior term loan under the Senior Facilities.

Net cash provided by financing activities was $25.1 million for the twenty-six weeks ended June 30, 2018. During the twenty-six weeks ended June 30, 2018, we entered into a new term credit agreement consisting of a new funded term loan ("2018 Term Loan") of $530.8 million and $165.0 million delayed draw term loan facility. Concurrently, we entered into a new $150.0 million asset-based revolving credit agreement ("ABL Revolver"). The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. We paid approximately $11.8 million in fees associated with these aforementioned refinancing activities. Our revolver draws, net, were a source of cash of $37.5 million during twenty-six weeks ended June 30, 2018.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $248.5 million as of June 29, 2019 represents a decrease of $31.5 million from the December 29, 2018 level of $280.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 29, 2019, however, actual results may differ from these estimates under different assumptions and circumstances.
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

Recent Accounting Pronouncements

See “Note 3 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021, may adversely affect our floating rate debt and interest rate derivatives. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or interest rate derivatives agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate or hedge rate, which could adversely impact our cost of debt.
Based on our exposure to variable rate borrowings at June 29, 2019, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.0 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $153.1 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 29, 2019. The foreign subsidiaries net tangible assets were $87.1 million and the net intangible assets were $66.0 million as of June 29, 2019.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 12 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 29, 2019, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In 2018, the Company completed its acquisitions of MinuteKey and Big Tie Products. The Company is in the process of integrating the historical internal controls over financial reporting of Big Time Products with the rest of the Company. In addition, the Company implemented controls related to the adoption of ASU 2016-02, Leases (Topic 842) and the related financial statement reporting. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 filed with the Securities and Exchange Commission on August 12, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2019 and the thirteen and twenty-six weeks ended June 30, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2019 and the twenty-six weeks ended June 30, 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 12, 2019