Form 10-Q
period 2019-09-28
HILLMAN COMPANIES INC
filed 2019-11-12
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
On November 12, 2019, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,942	$28,234
Accounts receivable, net of allowances of $1,343 ($846 - 2018)	115,670	110,799
Inventories, net	333,384	320,281
Other current assets	9,516	18,727
Total current assets	471,512	478,041
Property and equipment, net of accumulated depreciation of $164,299 ($131,169 - 2018)	202,892	208,279
Goodwill	818,534	803,847
Other intangibles, net of accumulated amortization of $217,105 ($176,677 - 2018)	896,683	930,525
Operating lease right of use assets	79,946	—
Other assets	10,297	10,778
Total assets	$2,479,864	$2,431,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,285	$135,059
Current portion of debt and capital leases	11,284	10,985
Current portion of operating lease liabilities	11,668	—
Accrued expenses:
Salaries and wages	21,153	9,881
Pricing allowances	7,175	5,404
Income and other taxes	4,216	3,325
Interest	9,874	15,423
Other accrued expenses	23,462	17,941
Total current liabilities	230,117	198,018
Long term debt	1,576,197	1,586,084
Deferred income taxes, net	198,864	200,696
Operating lease liabilities	71,105	—
Other non-current liabilities	27,487	7,565
Total liabilities	$2,103,770	$1,992,363
Commitments and contingencies (Note 5)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 28, 2019 and December 29, 2018	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 28, 2019 and December 29, 2018	—	—
Additional paid-in capital	552,184	549,528
(Accumulated deficit) retained earnings	(142,121)	(72,831)
Accumulated other comprehensive loss	(33,969)	(37,590)
Total stockholder's equity	376,094	439,107
Total liabilities and stockholder's equity	$2,479,864	$2,431,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended September 28, 2019	Thirteen Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 29, 2018
Net sales	$317,277	$243,839	$929,564	$697,588
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,586	130,321	523,816	373,938
Selling, general and administrative expenses	99,329	83,575	288,047	233,448
Depreciation	16,269	12,004	48,740	30,481
Amortization	14,665	10,437	44,114	29,872
Management fees to related party	140	134	396	396
Other expense	335	721	5,687	1,736
Income from operations	9,953	6,647	18,764	27,717
Interest expense, net	24,882	16,122	77,509	44,054
Interest expense on junior subordinated debentures	3,152	3,152	9,456	9,456
Loss (gain) on mark-to-market adjustment of interest rate swap	315	(259)	3,217	(1,677)
Refinancing charges	—	—	—	8,542
Investment income on trust common securities	(95)	(95)	(284)	(284)
Loss before income taxes	(18,301)	(12,273)	(71,134)	(32,374)
Income tax (benefit) expense	(3,775)	(1,565)	(1,844)	2,182
Net loss	$(14,526)	$(10,708)	$(69,290)	$(34,556)
Net loss from above	$(14,526)	$(10,708)	$(69,290)	$(34,556)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,705)	2,790	3,621	(3,892)
Total other comprehensive income (loss)	(1,705)	2,790	3,621	(3,892)
Comprehensive loss	$(16,231)	$(7,918)	$(65,669)	$(38,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirty-nine Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 29, 2018
Cash flows from operating activities:
Net loss	$(69,290)	$(34,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,854	60,353
Deferred income taxes	(2,522)	1,876
Deferred financing and original issue discount amortization	2,779	1,522
Stock-based compensation expense	1,906	1,219
Loss on debt restructuring	—	8,542
Asset impairment	6,896	832
(Gain) loss on disposal of property and equipment	(123)	300
Other non-cash interest and change in value of interest rate swap	3,217	(1,677)
Changes in operating items:
Accounts receivable	(4,707)	(16,059)
Inventories	(13,232)	(45,687)
Other assets	2,212	(1,089)
Accounts payable	4,508	38,482
Other accrued liabilities	10,369	(8,205)
Net cash provided by operating activities	34,867	5,853
Cash flows from investing activities:
Acquisition of business, net of cash received	(6,135)	(154,498)
Capital expenditures	(41,097)	(54,222)
Proceeds from sale of property and equipment	9,929	—
Net cash used for investing activities	(37,303)	(208,720)
Cash flows from financing activities:
Repayments of senior term loans	(7,956)	(532,488)
Borrowings on senior term loans	—	695,000
Financing fees	—	(12,717)
Borrowings on revolving credit loans	27,500	117,500
Repayments of revolving credit loans	(32,700)	(62,500)
Principal payments under finance and capitalized lease obligations	(484)	(160)
Proceeds from exercise of stock options	—	200
Proceeds from sale of Holdco stock	750	—
Dividend to Holdco	—	(3,780)
Net cash (used for) provided by financing activities	(12,890)	201,055
Effect of exchange rate changes on cash	34	48
Net decrease in cash and cash equivalents	(15,292)	(1,764)
Cash and cash equivalents at beginning of period	28,234	9,937
Cash and cash equivalents at end of period	$12,942	$8,173
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$9,172	$9,172
Interest paid	77,340	44,773
Income taxes paid	700	632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Thirty-nine weeks ended September 28, 2019
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net loss	—	—	(35,268)	—	(35,268)
Stock-based compensation	—	361	—	—	361
Change in cumulative foreign currency translation adjustment	—	—	—	2,779	2,779
Balance at March 30, 2019	$—	$549,889	$(108,099)	$(34,811)	$406,979
Net loss	—	—	(19,496)	—	(19,496)
Stock-based compensation	—	301	—	—	301
Change in cumulative foreign currency translation adjustment	—	—	—	2,547	2,547
Balance at June 29, 2019	$—	$550,190	$(127,595)	$(32,264)	$390,331
Net loss	—	—	(14,526)	—	(14,526)
Stock-based compensation	—	1,244	—	—	1,244
Proceed from sale of Holdco shares of stock	—	750	—	—	750
Change in cumulative foreign currency translation adjustment	—	—	—	(1,705)	(1,705)
Balance at September 28, 2019	—	552,184	(142,121)	(33,969)	376,094

Thirty-nine weeks ended September 29, 2018
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403
Net loss	—	—	(10,317)	—	(10,317)
Stock-based compensation	—	487	—	—	487
Change in cumulative foreign currency translation adjustment	—	—	—	(3,039)	(3,039)
Cumulative effect of change in accounting principles	—	—	(7,852)	—	(7,852)
Other	—	15	(4)	—	11
Balance at March 31, 2018	$—	$552,020	$(15,751)	$(29,576)	$506,693
Net loss	—	—	(13,531)	—	(13,531)
Stock-based compensation	—	505	—	—	505
Proceeds from exercise of stock options	—	200	—	—	200
Change in cumulative foreign currency translation adjustment	—	—	—	(3,643)	(3,643)
Other	—	(10)	—	—	(10)
Balance at June 30, 2018	$—	$552,715	$(29,282)	$(33,219)	$490,214
Net loss	—	—	(10,708)	—	(10,708)
Stock-based compensation	—	227	—	—	227
Cumulative effect of change in accounting principles	—	—	2,040	—	2,040
Dividend to Holdco	—	(3,780)	—	—	(3,780)
Change in cumulative foreign currency translation adjustment	—	—	—	2,790	2,790
Other	—	(3)	—	—	(3)
Balance at September 29, 2018	—	549,159	(37,950)	(30,429)	480,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the thirty-nine weeks ended September 28, 2019. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 28, 2019 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 29, 2018.

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

Reclassifications:
Certain amounts in the prior year consolidated financial statements were reclassified to conform to the current year’s presentation. The reclassifications were primarily related to the reclassification of the mark-to-market adjustment of our interest rate swap from other income/expense to its own line on the income statement below income from operations. The reclassification had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table displays our disaggregated revenue by product category.

	Thirteen weeks ended September 28, 2019
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	125,603	68,732	28,938	56,557	279,830
Canada	25,544	6,987	557	1,621	34,709
Other	1,634	186	—	918	2,738
Consolidated	152,781	75,905	29,495	59,096	317,277

	Thirteen weeks ended September 29, 2018
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	114,334	67,055	23,061	—	204,450
Canada	29,229	8,003	190	—	37,422
Other	1,721	246	—	—	1,967
Consolidated	145,284	75,304	23,251	—	243,839

	Thirty-nine weeks ended September 28, 2019
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	353,290	199,482	84,625	178,952	816,349
Canada	80,350	18,881	1,351	4,045	104,627
Other	5,494	657	—	2,437	8,588
Consolidated	439,134	219,020	85,976	185,434	929,564

	Thirty-nine weeks ended September 29, 2018
	Fastening Solutions	Home and Access Solutions	Consumer Connected Solutions	Personal Protective Solutions	Total Revenue
United States	334,363	192,587	54,288	—	581,238
Canada	89,561	20,818	195	—	110,574
Other	5,068	708	—	—	5,776
Consolidated	428,992	214,113	54,483	—	697,588

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
The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods. Judgment was required in applying the new revenue

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

standard in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. The Company’s obligation to provide in-store service and access to key duplicating and engraving equipment is satisfied when control of the related products is transferred. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the customer’s acceptance of the products. The revenues for all performance obligations are recognized upon the customer's acceptance of the products.
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
Long Lived Assets:
The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the thirteen and thirty-nine weeks ended September 28, 2019, the Company recorded impairment losses of $96 and $6,896, respectively, related to the loss on the disposal of its FastKey self-service key duplicating kiosks and related assets. In the thirteen and thirty-nine weeks ended September 29, 2018 , the Company recorded impairment losses of $832, primarily related to restructuring in the Canada operating segment, see Note 9 - Restructuring for additional information.

3. Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases.  Effective December 30, 2018, the Company adopted the comprehensive new lease standard issued by the FASB. The most significant impact was the recognition of right-of-use ("ROU") assets and liabilities for operating leases and finance leases applicable to lessees. The Company elected to utilize the transition guidance within the new standard which allows the Company to carry forward its historical lease classification(s). Operating and finance lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases within an initial term of 12 months or less on the Condensed Consolidated Balance Sheet. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. As of December 30, 2018, Company recorded an Operating ROU Asset of $72,785 and a Finance ROU Asset of $672 within our Condensed Consolidated Balance Sheet. Short-term and long-term operating lease liabilities were recorded as $12,040 and $63,291, respectively. Short-term and long-term finance lease liabilities were determined to be $436 and $477 respectively. The adoption of this guidance did not have an impact on net income. During the thirteen weeks ended September 28, 2019 the Company corrected its method for determining the incremental borrowing rate.  This correction resulted in an immaterial correction to the Company’s opening operating lease liability at December 30, 2018 and the interest on lease liabilities in the thirteen and thirty-nine weeks ended September 28, 2019. See Note 11 - Leases of the Notes to the Condensed Consolidated Financial Statement for full lease disclosures.

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

The following table reconciles the final fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the MinuteKey acquisition:

Cash	$1,791
Inventory	3,952
Other current assets	766
Property and equipment	29,888
Goodwill	59,237
Customer relationships	50,000
Technology	19,000
Trade names	5,400
Other non-current assets	16
Total assets acquired	170,050
Less:
Liabilities assumed	(13,761)
Total purchase price	$156,289

Net sales and operating income of the acquired business included in the Company's condensed consolidated statement of comprehensive income for thirteen weeks ended September 28, 2019 were approximately $15,689 and $206, respectively. Net sales and operating loss for thirty-nine weeks ended September 28, 2019 were approximately $41,011 and $2,355, respectively. Unaudited pro forma financial information has not been presented for MinuteKey as the financial results of MinuteKey were insignificant to the financial results of the Company on a standalone basis.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Measurement period adjustments for the thirteen and thirty-nine weeks ended September 28, 2019 were immaterial.  See Note 5 - Goodwill and Other Intangible Assets. The following table reconciles the final fair value of the acquired assets and assumed liabilities (net of purchase price accounting adjustments) to the total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	40,828
Inventory	40,216
Other current assets	1,623
Property and equipment	3,703
Goodwill	130,863
Customer relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	429,899
Less:
Liabilities assumed	(81,065)
Total purchase price	$348,834

The amount of net sales and operating income from Big Time included in the Company's condensed consolidated statement of comprehensive income for thirteen weeks ended September 28, 2019 was approximately $59,092 and $4,548, respectively. Net sales and operating income from Big Time for thirty-nine weeks ended September 28, 2019 was approximately $185,432 and $16,843, respectively. The following table provides unaudited pro forma results of the combined entities of Hillman and Big Time Products, had the acquisition occurred at the beginning of fiscal 2018:

	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 29, 2018
Net revenues	297,334	862,975
Net loss	(10,550)	(39,892)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Sharp Systems, LLC
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100, including a contingent consideration provision with an estimated fair value of $18,100, with a maximum payout of $25,000 plus 1.8% of net knife-sharpening revenues for five years after the $25,000 is fully paid. Contingent consideration to be paid subsequent to September 28, 2019 is contingent upon several business performance metrics over a multi-year period. An amount of the acquisition consideration totaling $18,100 remains payable to the seller. Resharp's financial results reside within the Company's United States reportable segment.
The following table reconciles the estimated fair value of the acquired assets to the net cash paid during the thirteen and thirty-nine weeks ended September 28, 2019:

Property and equipment	218
Goodwill	9,382
Technology	11,500
Total assets acquired	21,100
Less:
Contingent consideration payable	(18,100)
Net cash paid	3,000

Net sales and operating results of the acquired business included in the Company's condensed consolidated statement of comprehensive income for thirteen weeks ended September 28, 2019 and for thirty-nine weeks ended September 28, 2019 were immaterial. Unaudited pro forma financial information has not been presented for Resharp as the financial results of Resharp were insignificant to the financial results of the Company on a standalone basis.
Other Acquisitions
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3,135. The financial results of West Coast Washers, Inc. reside within the Company's United States reportable segment and have been determined to be immaterial for purposes of additional disclosure.

5. Goodwill and Other Intangible Assets:
Goodwill amounts by operating segment are summarized as follows:

	Goodwill at	Acquisitions(1)	Dispositions	Adjustments(2)	Other (3)	Goodwill at
	December 29, 2018					September 28, 2019
United States	$772,213	$9,382	$—	$4,488	$—	$786,083
Canada	27,938	—	—	—	820	28,758
Other	3,696	—	—	—	(3)	3,693
Total	$803,847	$9,382	$—	$4,488	$817	$818,534

(1)	See Note 4 - Acquisitions of the Notes to condensed consolidated financial statements for additional information regarding the acquisition of Resharp in 2019.

(2)
These amounts relate to opening balance sheet adjustments resulting from the acquisitions of MinuteKey and Big Time Products. These adjustments were primarily related to $2,087 increase in inventory reserve and a $1,106 increase in assumed liabilities for Big Time, as well as a $633 increase in assumed liabilities for MinuteKey. These acquisitions were

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

completed in the third and fourth quarters of 2018, respectively, and purchase price accounting adjustments are finalized as of the current period.

(3)	The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of September 28, 2019 and December 29, 2018 consist of the following:

	Estimated Useful Life (Years)	September 28, 2019	December 29, 2018
Customer relationships	13-20	$940,727	$939,880
Trademarks - Indefinite	Indefinite	85,406	85,228
Trademarks - Other	5-15	26,700	26,700
Technology and patents	7-12	60,955	55,394
Intangible assets, gross		1,113,788	1,107,202
Less: Accumulated amortization		217,105	176,677
Other intangibles, net		$896,683	$930,525

The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $14,665 and $44,114 for the thirteen and thirty-nine weeks ended September 28, 2019, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 29, 2018 was $10,437 and $29,872, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and thirty-nine weeks ended September 28, 2019 and the thirteen and thirty-nine weeks ended September 29, 2018, the Company did not adjust goodwill to fair values as a result of any impairment analyses. In the thirty-nine weeks ended September 28, 2019, the Company recorded an impairment charge of $2,125 related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related intangible assets. There were no such impairment charges taken in the thirteen weeks ended September 28, 2019 nor the thirteen and thirty-nine weeks ended September 29, 2018.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,968 recorded for such risks is adequate as of September 28, 2019.

As of September 28, 2019, the Company has provided certain vendors and insurers letters of credit aggregating $11,736 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,162 recorded for such risks is adequate as of September 28, 2019.

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
Based on the final results, our liability was reduced to $2,146 at March 31, 2018 from $6,274 at December 30, 2017. The Company recorded income of $0 and $4,128 in the thirteen and thirty-nine weeks ended September 29, 2018, which is included in Cost of Goods Sold on the Condensed Consolidated Statement of Comprehensive Loss. There were no related charges in the thirteen and thirty-nine weeks ended September 28, 2019.

On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, Inc., a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Briefing was completed on these motions on September 25, 2019, and they await a decision from the Texas court.

On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman. Hillman filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468.

Management and legal counsel for the Company are of the opinion that the plaintiff’s claim is without merit and the Company should prevail in defending the suit. The Company is unable to estimate the possible loss or range of loss at this early stage in the case.

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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $140 and $396 for the thirteen and thirty-nine weeks ended September 28, 2019, respectively, and $134 and $396 for the thirteen and thirty-nine weeks ended September 29, 2018, respectively.

The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $750 for the thirty-nine weeks ended September 28, 2019. There were no sales the thirty-nine weeks ended September 29, 2018.

In the thirty-nine weeks ended September 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in the thirty-nine weeks ended September 28, 2019.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $87 and $262 for

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

the thirteen and thirty-nine weeks ended September 28, 2019, respectively, and $87 and $262 for the thirteen and thirty-nine weeks ended September 29, 2018, respectively.

The Hillman Group Canada ULC, a subsidiary of Hillman, entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense incurred for these leases was $163 and $486 for the thirteen and thirty-nine weeks ended September 28, 2019, respectively, and $164 and $501 for the thirteen and thirty-nine weeks ended September 29, 2018, respectively.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and thirty-nine weeks ended September 28, 2019 and the thirteen and thirty-nine weeks ended September 29, 2018, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit or provision.

For the thirteen and thirty-nine weeks ended September 28, 2019, the effective income tax rate was 20.6% and 2.6%, respectively. The Company recorded income tax benefit for the thirteen and thirty-nine weeks ended September 28, 2019 of $(3,775) and $(1,844), respectively. The effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2019 was primarily the result of the IRC Section 163(j) interest limitation. Consistent with prior periods, the primary impact of the effective tax rate differential for the thirteen weeks ended September 28, 2019 was due to the Company recording a valuation allowance on its interest limitation carryforward. In addition to the interest limitation, the effective income tax rate differed from the federal statutory tax rate for the thirty-nine weeks ended September 28, 2019 due to certain non-deductible expenses, and state and foreign income taxes.

The effective income tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 was 12.8% and (6.7)%, respectively. The Company recorded an income tax benefit for the thirteen weeks ended September 29, 2018 of $(1,565) and an income tax provision of $2,182 for the thirty-nine weeks ended September 29, 2018. The effective income tax rate for the thirteen and thirty-nine weeks ended September 29, 2018 was primarily the result of the new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision on Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. The effective income tax rate differed from the federal statutory rate in the thirteen and thirty-nine weeks ended September 29, 2018 due to recognizing no benefit on losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, certain non-deductible expenses, and several aspects of the Tax Act.

9. Restructuring

During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. The Company expects to incur increased restructuring related charges and capital expenditures in our Canada segment over the next year as plans are finalized and implemented. The following is a summary of the charges incurred:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen Weeks Ended September 28, 2019	Thirteen Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 29, 2018
Facility consolidation (1)
Labor expense	$451	$243	$962	$334
Inventory valuation adjustments	446	—	446	—
Consulting and legal fees	57	87	173	242
Other	626	6	1,302	11
Exit of certain lines of business (2)
Inventory valuation adjustments	285	1,152	294	1,152
Loss (gain) on disposal of assets	(61)	796	(458)	796
Severance	—	239	—	239
Other	70	—	392	—
Total	$1,874	$2,523	$3,111	$2,774

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

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 29, 2018	Impact to Earnings	Cash Paid	Balance at September 28, 2019
Severance and related	$1,537	—	(1,033)	$504

10. Long Term Debt:

The following table summarizes the Company’s debt:

	September 28, 2019	December 29, 2018
Revolving loans	$103,000	$108,200
Senior term loan, due 2025	1,050,306	1,058,263
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	2,276	1,213
	1,594,286	1,606,380
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	16,466	17,498
(Subtract) unamortized discount on Senior term loan	(8,419)	(9,558)
(Subtract) current portion of long term debt, capital leases and finance leases	(11,284)	(10,985)
(Subtract) deferred financing fees	(14,852)	(17,251)
Total long term debt, net	$1,576,197	$1,586,084

As of September 28, 2019, there was $1,050,306 outstanding under the 2018 Term Loan. As of September 28, 2019, the Company had $103,000 outstanding under the ABL Revolver along with $11,736 of letters of credit. The Company has approximately $35,264 of available borrowings under the ABL Revolver as a source of liquidity.

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

The components of operating and finance lease cost for the thirteen and thirty-nine weeks ended September 28, 2019 were as follows:

	Thirteen Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 28, 2019
Operating lease cost	$5,101	$14,399
Short term lease costs	668	2,644
Variable lease costs	720	1,795
Finance lease cost:
Amortization of right of use assets	190	425
Interest on lease liabilities	35	78

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $6,489 and $4,730 in the thirteen weeks ended September 28, 2019 and thirteen weeks ended September 29, 2018, respectively. Rent expense totaled $18,838 and $13,554 in the thirty-nine weeks ended September 28, 2019 and thirty-nine weeks ended September 29, 2018, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 28, 2019:

	Operating Leases(1)	Finance Leases
Weighted average remaining lease term	8.00	3.71
Weighted average discount rate	7.80%	6.53%

(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on December 30, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Supplemental balance sheet information related to the Company's finance leases as of September 28, 2019:

September 28, 2019
Finance lease assets, net, included in property plant and equipment	$2,075

Current portion of long-term debt	675
Long-term debt, less current portion	1,601
Total principal payable on finance leases	2,276

Supplemental cash flow information related to our operating leases was as follows for the thirty-nine weeks ended September 28, 2019:

Thirty-nine Weeks Ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$13,872
Operating cash outflow from finance leases	66
Financing cash outflow from finance leases	484

As of September 28, 2019, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of September 28, 2019:

	Operating Leases	Finance Leases
Less than one year	$17,582	$799
1 to 2 years	15,703	699
2 to 3 years	13,557	478
3 to 4 years	11,442	376
4 to 5 years	10,529	208
After 5 years	44,060	—
Total future minimum rental commitments	112,873	2,560
Less - amounts representing interest	(30,100)	(284)
Present value of lease liabilities	$82,773	$2,276

As of December 29, 2018, minimum lease payments under non-cancellable operating leases by period were expected to be as follows:

Operating Leases
Less than one year	$17,326
1 to 2 years	14,736
2 to 3 years	13,305
3 to 4 years	12,012
4 to 5 years	9,541
After 5 years	16,664
Total future minimum rental commitments	83,584

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
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") with three-year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has an interest rate of 2.1% plus the applicable interest rate margin of 4.0% for an effective rate of 6.1%.
The fair value of the 2018 Swaps were $4,201 as of September 28, 2019. These were reported on the condensed consolidated balance sheet in other non-current liabilities. An increase in other expense was recorded in the statement of comprehensive loss for the unfavorable change of $3,217 in fair value since December 29, 2018.
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
The total notional amount of contracts outstanding was C$5,999 and C$5,790 as of September 28, 2019 and December 29, 2018, respectively. The total fair value of the outstanding foreign currency forward contracts was $5 as of September 28, 2019 and was reported on the condensed consolidated balance sheet in other current assets. The total fair value of the outstanding foreign currency forward contracts was $152 as of December 29, 2018 and was reported on the condensed consolidated balance sheet in other current liabilities. An increase in other expense of $13, including contracts settled during the thirty-nine weeks ended September 28, 2019, was recorded in the statement of comprehensive loss for the change in fair value from December 29, 2018.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 28, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,716	$—	$—	$1,716
Interest rate swaps	—	(4,201)	—	(4,201)
Foreign exchange forward contracts	—	5	—	5
Contingent consideration payable	—	—	(18,100)	(18,100)

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,905	$—	$—	$1,905
Interest rate swaps	—	(984)	—	(984)
Foreign exchange forward contracts	—	(152)	—	(152)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying condensed consolidated balance sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of September 28, 2019, the 2018 Swap 1 and 2018 Swap 2 were recorded as other non-current liabilities on the accompanying condensed consolidated balance sheets. As of December 29, 2018, 2018 Swap 1 was recorded as a non-current asset and 2018 Swap 2 was recorded as an other non-current liability on the accompanying condensed consolidated balance sheets.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 28, 2019 the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheets. As of December 29, 2018, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheets.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in 2019, see Note 4 - Acquisitions of the Notes to the condensed consolidated financial statements for additional details. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of September 28, 2019, the contingent consideration was recorded as

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

$2,275 of other current liabilities and $15,825 in other non-current liabilities on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of September 28, 2019 and December 29, 2018 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	September 28, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$326,944	$308,550	$326,110	$267,300
Junior Subordinated Debentures	125,170	149,827	126,202	130,636

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 28, 2019 and December 29, 2018 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 28, 2019 and December 29, 2018 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of September 28, 2019: The United States, Canada, and All Other. The United States segment and the Canada segment are considered material by the Company’s management as of September 28, 2019. The Company's other segments have been combined in the "All Other" category. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and thirty-nine weeks ended September 28, 2019 and thirteen and thirty-nine weeks ended September 29, 2018.

	Thirteen Weeks Ended September 28, 2019	Thirteen Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 29, 2018
Revenues
United States	$279,830	$204,450	$816,349	$581,238
Canada	34,709	37,422	104,627	110,574
All Other	2,738	1,967	8,588	5,776
Total revenues	$317,277	$243,839	$929,564	$697,588
Segment income (loss) from operations
United States	$11,578	$7,842	$18,876	$28,775
Canada	(1,853)	(1,514)	(963)	(1,671)
All Other	228	319	851	613
Total income from operations	$9,953	$6,647	$18,764	$27,717

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

In the thirty-nine weeks ended September 28, 2019, we recorded an impairment loss of $6.9 million related to the disposal of our FastKey self-service key duplicating kiosks and related assets.

On August 16, 2019, we acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. Resharp has business operations throughout the United States and its financial results reside within our United States reportable segment. On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3.1 million. The financial results of West Coast Washers, Inc. reside within the Company's United States reportable segment. See Note 4 - Acquisitions of the Notes to the Condensed Consolidated Financial statements for additional information.
We are implementing a plan to restructure the management and operations of our U.S. business to achieve synergies and cost savings associated with the recent acquisitions. Restructuring plans include management realignment, integration of sales and operations functions, and strategic review of our product offerings. We expect to incur increased restructuring related charges in our United States segment over the next year as we finalize and implement the plan.

Current Economic Conditions

Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the CNY by approximately 6.3% in 2017, increased by 5.7% in 2018, and increased by 3.6% during the thirty-nine weeks ended September 28, 2019. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 8.5% in 2017, increased by 3.3% in 2018, and increased by 1.5% during the thirty-nine weeks ended September 28, 2019.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 6.6% in 2017, increased by 8.7% in 2018, and decreased by 2.9% during the thirty-nine weeks ended September 28, 2019. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to see other sources and increase prices on the affected products.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended September 28, 2019 and the thirteen weeks ended September 29, 2018.
Thirteen Week Period Ended September 28, 2019 vs the Thirteen Week Period Ended September 29, 2018

	Thirteen Weeks Ended September 28, 2019		Thirteen Weeks Ended September 29, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$317,277	100.0%	$243,839	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,586	55.7%	130,321	53.4%
Selling, general and administrative expenses	99,329	31.3%	83,575	34.3%
Depreciation	16,269	5.1%	12,004	4.9%
Amortization	14,665	4.6%	10,437	4.3%
Other expense	475	0.1%	855	0.4%
Income from operations	9,953	3.1%	6,647	2.7%
Interest expense, net of investment income	27,939	8.8%	19,179	7.9%
Mark-to-market adjustment of interest rate swap	315	0.2%	(259)	(0.1)%
Loss before income taxes	(18,301)	(5.8)%	(12,273)	(5.0)%
Income tax expense	(3,775)	(1.2)%	(1,565)	(0.6)%
Net loss	$(14,526)	(4.6)%	$(10,708)	(4.4)%

Net Sales
Net sales for the third quarter of 2019 were $317.3 million, an increase of approximately $73.4 million compared to net sales of $243.8 million for the third quarter of 2018. The increase from prior year was primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $8.3 million and $59.1 million, respectively, in net sales in the third quarter of 2019. Construction fastener products and builders hardware sales increased $6.7 million and $2.4 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $2.5 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).
Cost of Sales
Our cost of sales was $176.6 million, or 55.7% of net sales, in the third quarter of 2019, an increase of approximately $46.3 million compared to $130.3 million, or 53.4% of net sales, in the third quarter of 2018. The increase of 2.3% in cost of sales, expressed as a percent of net sales, in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a higher mix of personal protective equipment along with higher product cost due to tariffs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $99.3 million in the thirteen weeks ended September 28, 2019, an increase of approximately $15.8 million, compared to $83.6 million in the thirteen weeks ended September 29, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $39.2 million in the third quarter of 2019, an increase of $3.9 million compared to $35.3 million in the third quarter of 2018. The increase in selling expense was primarily due to the acquisitions of MinuteKey and Big Time which added $3.5 million and $1.8 million, respectively, in selling expense in the quarter. These increases were offset by decreases in other selling expenses primarily for the cost of updating customer store labels for a new pricing program in 2018.

•
Warehouse and delivery expenses were $36.1 million in the third quarter of 2019, an increase of $4.4 million compared to $31.7 million in the third quarter of 2018. The acquisition of Big Time added $2.5 million in warehouse costs in the third quarter of 2019. The remaining increase was driven by higher labor, benefits, freight, and storage costs.

•
General and administrative (“G&A”) expenses were $24.0 million in the third quarter of 2019, an increase of $7.4 million compared to $16.6 million in the third quarter of 2018. The increase was primarily due to the acquisitions of Big Time Products and MinuteKey, which added and $2.6 million and $0.4 million, respectively, in G&A expense in the current year. We also incurred $2.0 million of expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018. Additionally, we incurred higher compensation and benefits expense in the current year.

Depreciation expense was $16.3 million in the third quarter of 2019 compared to depreciation expense of $12.0 million in the third quarter of 2018. The increase in depreciation expense was due to $1.9 million in additional depreciation from the acquisition of MinuteKey. The remaining increase was driven by our investment in key duplicating machines and merchandising racks. Amortization expense was $14.7 million in the third quarter of 2019 compared to $10.4 million in the third quarter of 2018. The increase in amortization expense was driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which amounted to $0.7 million and $3.5 million, respectively.

Other expense was $0.5 million in the third quarter of 2019 compared to other expense of $0.9 million in the third quarter of 2018. In the third quarter of 2019 other expense consisted primarily of $0.4 million of exchange rate losses. Other expense in the third quarter of 2018 was comprised primarily of asset impairments of $0.8 million related to restructuring activities in our Canada segment. See Note 9 - Restructuring  of the Notes to the Condensed Consolidated Financial statements for additional information.

During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million.
This activity, along with additional draws on our revolving credit facility during the year led to increased interest expense in the third quarter of 2019. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Thirty-nine Week Period Ended September 28, 2019 vs the Thirty-nine Week Period Ended September 29, 2018

	Thirty-nine Weeks Ended September 28, 2019		Thirty-nine Weeks Ended September 29, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$929,564	100.0%	$697,588	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	523,816	56.4%	373,938	53.6%
Selling, general and administrative expenses	288,047	31.0%	233,448	33.5%
Depreciation	48,740	5.2%	30,481	4.4%
Amortization	44,114	4.7%	29,872	4.3%
Other (income) expense	6,083	0.7%	2,132	0.3%
Income from operations	18,764	2.0%	27,717	4.0%
Interest expense, net of investment income	86,681	9.3%	53,226	7.6%
Mark-to-market adjustment of interest rate swap	3,217	0.6%	(1,677)	(0.2)%
Refinancing charges	—	—%	8,542	1.2%
Loss before income taxes	(71,134)	(7.7)%	(32,374)	(4.6)%
Income tax expense	(1,844)	(0.2)%	2,182	0.3%
Net loss	$(69,290)	(7.5)%	$(34,556)	(5.0)%

Net Sales
Net sales for the thirty-nine weeks ended September 28, 2019 were $929.6 million, an increase of approximately $232.0 million compared to net sales of $697.6 million for thirty-nine weeks ended September 29, 2018. The increase from prior year was primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $33.7 million and $185.4 million, respectively, in net sales in the thirty-nine weeks ended September 28, 2019. Construction fastener products and builders hardware sales increased $15.0 million and $5.5 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $6.7 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).
Cost of Sales
Our cost of sales was $523.8 million, or 56.4% of net sales, in the third quarter of 2019, an increase of approximately $149.9 million compared to $373.9 million, or 53.6% of net sales, in the third quarter of 2018. The increase of 2.8% in cost of sales, expressed as a percent of net sales, in the thirty-nine weeks ended September 28, 2019 compared to the thirty-nine weeks ended September 29, 2018 was primarily due to a higher mix of personal protective equipment and a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Additionally, net sales was reduced by $6.1 million in the thirty-nine weeks ended September 28, 2019 for payments made to customers associated with the new product line roll outs.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $288.0 million in the thirty-nine weeks ended September 28, 2019, an increase of approximately $54.6 million, compared to $233.4 million in the thirty-nine weeks ended September 29, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $119.4 million in the thirty-nine weeks ended September 28, 2019, an increase of $20.2 million compared to $99.2 million in the thirty-nine weeks ended September 29, 2018. The increase in selling expense was primarily due to the acquisitions of MinuteKey and Big Time which added $15.6 million and $7.8 million in selling expense in the quarter, respectively. These increases were offset by a decrease of $2.8 million for the cost of updating customer store labels for a new pricing program in 2018.

•
Warehouse and delivery expenses were $106.4 million in the thirty-nine weeks ended September 28, 2019, an increase of $13.6 million compared to $92.8 million in the thirty-nine weeks ended September 29, 2018. The acquisition of Big Time added $6.9 million in warehouse costs in the first quarter of 2019. We also incurred additional warehouse expense of $2.2 million related to restructuring activities in our Canada segment (see Note 9 - Restructuring  of the Notes to the Condensed Consolidated Financial statements for additional information). The remaining increase was driven by increased labor, benefits, freight and maintenance costs.

•
General and administrative (“G&A”) expenses were $62.3 million in the thirty-nine weeks ended September 28, 2019, an increase of $20.8 million compared to $41.5 million in the thirty-nine weeks ended September 29, 2018. The increase was primarily due to the acquisitions of Big Time Products and MinuteKey, which added and $8.5 million and $4.1 million, respectively, in G&A expense in the current year. We also incurred $6.1 million of expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018. Additionally, we incurred higher compensation and benefits expense in the current year.

Depreciation expense was $48.7 million in the thirty-nine weeks ended September 28, 2019 compared to depreciation expense of $30.5 million in the thirty-nine weeks ended September 29, 2018. The increase in depreciation expense was due to $8.3 million in additional depreciation from the acquisition of MinuteKey. The remaining increase was driven by our investment in key duplication machines and merchandising racks. Amortization expense was $44.1 million in the thirty-nine weeks ended September 28, 2019 compared to $29.9 million in the thirty-nine weeks ended September 29, 2018. The increase in amortization expense was driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which amounted to $3.7 million and $10.6 million, respectively.

Other expense was $6.1 million in the thirty-nine weeks ended September 28, 2019 compared to other expense of $2.1 million in the thirty-nine weeks ended September 29, 2018. In the thirty-nine weeks ended September 28, 2019, other expense consisted of an impairment charge of $6.9 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. These losses were offset by a gain the sale of machinery and equipment of $0.4 million (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information), and exchange rate gains of $0.5 million. Other expense in the thirty-nine weeks ended September 29, 2018 was comprised of losses on disposals of fixed assets of $0.8 million and exchange rate losses of $0.8 million.

During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million.
This activity, along with additional draws on our revolving credit facility during the year, led to increased interest expense in the thirty-nine weeks ended September 28, 2019. In the thirty-nine weeks ended September 29, 2018, we incurred a loss of $8.5 million related to refinancing costs. See Note 10 - Long Term Debt of the Notes to the Condensed Consolidated Financial statements for additional information.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and thirty-nine weeks ended September 28, 2019 and the thirteen and thirty-nine weeks ended September 29, 2018 (dollars in thousands):

	Thirteen Weeks Ended September 28, 2019	Thirteen Weeks Ended September 29, 2018	Thirty-nine Weeks Ended September 28, 2019	Thirty-nine Weeks Ended September 29, 2018
Revenues
United States	$279,830	$204,450	$816,349	$581,238
Canada	34,709	37,422	104,627	110,574
All Other	2,738	1,967	8,588	5,776
Total revenues	$317,277	$243,839	$929,564	$697,588
Segment income (loss) from operations
United States	$11,578	$7,842	$18,876	$28,775
Canada	(1,853)	(1,514)	(963)	(1,671)
All Other	228	319	851	613
Total income from operations	$9,953	$6,647	$18,764	$27,717
The Thirteen Week Period Ended September 28, 2019 vs the Thirteen Week Period Ended September 29, 2018

Net Sales
Net sales for the thirteen weeks ended September 28, 2019 increased $73.4 million compared to the net sales for the thirteen weeks ended September 29, 2018.

For the United States operating segment, net sales increased by $75.4 million primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $8.0 million and $56.6 million, respectively. Construction fastener products and builders hardware sales increased $6.7 million and $2.4 million, respectively, due to new product line roll outs with customers. These increases were offset by a decrease in our sales of Letters, Numbers and Signs. The remaining increase was driven by price increases partially offset by lower volumes.

Sales in our Canada segment decreased $2.7 million primarily due to the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information).

Income from Operations
Income from operations for the thirteen weeks ended September 28, 2019 increased $3.3 million compared to income from operations for the thirteen weeks ended September 29, 2018.

Income from operations of our United States segment increased by approximately $3.7 million in the thirteen weeks ended September 28, 2019 to $11.6 million as compared to income of $7.8 million in the thirteen weeks ended September 29, 2018. The increase in sales was offset by higher cost of goods sold as a percentage of gross sales primarily due to a higher mix of personal protective equipment and construction fastener products along with tariffs. Selling, general, and administrative expenses also increased $15.7 million driven by the acquisition of MinuteKey and Big Time Products in 2018.

We also incurred additional depreciation expense of $3.9 million driven by the prior year acquisitions along with our investment in key duplicating machines and merchandising racks. Finally, amortization expense increased $4.2 million due to the prior year acquisitions.

Loss from operations in our Canada segment for the thirteen weeks ended September 28, 2019 was $1.9 million as compared to loss of $1.5 million in the thirteen weeks ended September 29, 2018. The decrease was primarily driven by lower sales and higher cost of good sold as a percentage of net sales driven by product mix.
Thirty-nine Week Period Ended September 28, 2019 vs the Thirty-nine Week Period Ended September 29, 2018

Net Sales
Net sales for the thirty-nine weeks ended September 28, 2019 increased $232.0 million compared to the net sales for the thirty-nine weeks ended September 29, 2018.

For the United States operating segment, net sales increased by $235.1 million primarily due to the acquisitions of MinuteKey in the third quarter of 2018 and Big Time Products in the fourth quarter of 2018 which added approximately $32.5 million and $179.0 million, respectively, in net sales in the thirty-nine weeks ended September 28, 2019. Construction fastener products and builders hardware sales increased $15.0 million and $5.5 million, respectively, due to new product line roll outs with customers. The remaining increase was driven by price increases partially offset by lower sales of Letters Numbers and Signs.

Sales in our Canada segment decreased $5.9 million. The decrease was primarily due to $6.7 million of lower sales driven by the closure of a manufacturing facility and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information). This decrease was partially offset by sales from Big Time Products and MinuteKey in the current year.

Income from Operations
Income from operations for the thirty-nine weeks ended September 28, 2019 decreased $9.0 million compared to income from operations for the thirty-nine weeks ended September 29, 2018.

Income from operations of our United States segment decreased by approximately $9.9 million in the thirty-nine weeks ended September 28, 2019 to $18.9 million as compared to income of $28.8 million in the thirty-nine weeks ended September 29, 2018. The increase in sales was offset by higher cost of goods sold as a percentage of net sales, primarily due to a higher mix of personal protective equipment and construction fastener products along with a $6.1 million reduction in net sales for payments made to customers associated with the new product line roll outs. Additionally, there was a reduction of $4.1 million in cost of sales recorded in the first quarter of 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China. See Note 6 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial statements for additional information. Selling, general, and administrative expenses also increased $55.5 million driven by the acquisition of MinuteKey and Big Time Products in 2018.

In the thirty-nine weeks ended September 28, 2019 we recorded an impairment charge of $6.9 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets. We also incurred additional depreciation expense of $16.7 million driven by the prior year acquisitions along with additional depreciation expense for our investment in key duplicating machines and merchandising racks. Finally, amortization expense increased $14.3 million due to the prior year acquisitions.

Loss from operations in our Canada segment for the thirty-nine weeks ended September 28, 2019 was $1.0 million compared to a loss of $1.7 million in the thirty-nine weeks ended September 29, 2018. The change was primarily driven by $0.6 million in exchange rate gains in 2019 as compared to $0.3 million in exchange rate losses in 2018.

Income Taxes

In the thirteen weeks ended September 28, 2019, we recorded an income tax benefit of $3.8 million on pre-tax loss of $18.3 million. In the thirty-nine weeks ended September 28, 2019 we recorded an income tax benefit of $1.8 million on pre-tax loss of $71.1 million.The effective income tax rate was 20.6% and 2.6% for the thirteen and thirty-nine weeks ended September 28, 2019, respectively.

In the thirteen weeks ended September 29, 2018, we recorded an income tax benefit of $1.6 million on a pre-tax loss of $12.3 million. In the thirty-nine weeks ended September 29, 2018, we recorded an income tax provision of $2.2 million on a pre-tax loss of $32.4 million.The effective income tax rate was 12.8% and (6.7)% for the thirteen and thirty-nine weeks ended September 29, 2018, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 28, 2019 primarily due to the IRC Section 163(j) interest limitation. The remaining differences were due to state and foreign income taxes, and certain non-deductible expenses.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and thirty-nine weeks ended September 29, 2018 primarily due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision of Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. In addition, no income tax benefits were recognized on losses in jurisdictions where valuation allowances were recorded against net deferred tax assets.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirty-nine weeks ended September 28, 2019 and the thirty-nine weeks ended September 29, 2018 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the thirty-nine weeks ended September 28, 2019 was $34.9 million as compared to $5.9 million of cash provided by operating activities in the comparable prior year period. Operating cash flows for the thirty-nine weeks ended September 28, 2019 were unfavorably impacted by the increase in inventory due to new business wins and tariffs. Operating cash flows for the thirty-nine weeks ended September 29, 2018 were unfavorably impacted by an increase in inventory due to new business wins and commodity inflation. Accounts receivable also increased due to higher sales. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases.

Net cash used by investing activities was $37.3 million and $208.7 million for the thirty-nine weeks ended September 28, 2019 and the thirty-nine weeks ended September 29, 2018, respectively. In the thirty-nine weeks ended September 28, 2019 we acquired Resharp and West Coast Washers for approximately $6.1 million. In the thirty-nine weeks ended September 29, 2018 we acquired MinuteKey for a net cash payment of $154.5 million. See Note 4 - Acquisitions  of the Notes to the Condensed Consolidated Financial statements for additional information. The other primary use of cash in both periods was our investment in new key duplicating kiosks and machines. In 2019, we also received $9.9 million in cash proceeds from the sale of a building and machinery in Canada.

Net cash used for financing activities was $12.9 million for the thirty-nine weeks ended September 28, 2019. Our revolver payments, net of draws, were a use of cash of $5.2 million in the thirty-nine weeks ended September 28, 2019. Additionally, we used cash to pay $8.0 million in principal payments on the senior term loan under the Senior Facilities.

Net cash provided by financing activities was $201.1 million for the thirty-nine weeks ended September 29, 2018. During the thirty-nine weeks ended September 29, 2018, we entered into a new term credit agreement consisting of a new funded term loan ("2018 Term Loan") of $532.5 million and $165.0 million delayed draw term loan facility. Concurrently, we entered into a new $150.0 million asset-based revolving credit agreement ("ABL Revolver"). The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. In the third quarter of 2018, we drew $165.0 million on the delayed draw facility of the term loan to finance the MinuteKey acquisition. We paid approximately $12.7 million in fees associated with these aforementioned refinancing activities. Our revolver draws, net, were a source of cash of $55.0 million during thirty-nine weeks ended September 29, 2018. Additionally, in the thirty-nine weeks ended September 29, 2018 we paid a dividend of $3.8 million to Holdco for the purchase of shares of Holdco stock from former members of management.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $241.4 million as of September 28, 2019 represents a decrease of $38.6 million from the December 29, 2018 level of $280.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 28, 2019, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at September 28, 2019, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.0 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $149.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of September 28, 2019. The foreign subsidiaries net tangible assets were $84.6 million and the net intangible assets were $64.7 million as of September 28, 2019.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 12 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 28, 2019, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirty-nine weeks ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In 2018, the Company completed its acquisitions of MinuteKey and Big Time Products. The Company has integrated the historical internal controls over financial reporting of MinuteKey and Big Time Products with the rest of the Company. In addition, the Company implemented controls related to the adoption of ASU 2016-02, Leases (Topic 842) and the related financial statement reporting. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 filed with the Securities and Exchange Commission on November 12, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2019 and the thirteen and thirty-nine weeks ended September 29, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2019 and the thirty-nine weeks ended September 29, 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Nicholas P. Ruffing
Robert O. Kraft	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 12, 2019