Form 10-K
period 2019-12-28
HILLMAN COMPANIES INC
filed 2020-03-27
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 27, 2020, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2019 was $143,613,502.

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
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,214.4 million in 2019. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
On August 16, 2019, we acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. Resharp has business operations in the United States and its financial results reside within our Consumer Connected Solutions segment.
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3.1 million. The financial results of West Coast Washers, Inc. reside within the Company's Fastening, Hardware, and Personal Protective Solutions segment.

On October 1, 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of Personal Protective Solutions and work gear products for a purchase price of approximately $348.8 million. With the addition of Big Time, Hillman’s product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time has operations in the United States, Canada, and Mexico and is included in our Fastening, Hardware, and Personal Protective Solutions segment.
On August 10, 2018, we completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks, for a total consideration reflecting an enterprise value of $156.3 million. We believe that the combination of MinuteKey's self service kiosk business with Hillman's existing key duplication platform will create additional growth opportunities. MinuteKey has operations in the United States and Canada and is included in our Consumer Connected Solutions segment.
On November 8, 2017, we entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems ("STFS") and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of STFS. STFS, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, we paid a cash purchase price of approximately $47.3 million. The STFS business is included in our Fastening, Hardware, and Personal Protective Solutions segment.
Hillman Group
We are comprised of three separate operating business segments: (1) Fastening, Hardware, and Personal Protective Solutions, (2) Consumer Connected Solutions, and (3) Canada.
In the fourth quarter of 2019, the Company implemented a plan to restructure the management and operations of our U.S. business to achieve synergies and cost savings associated with the recent acquisitions. The restructuring plan includes management realignment, integration of sales and operations functions, and strategic review of our product offerings. We incurred charges of $9.5 million in the year ended December 28, 2019, primarily related to inventory valuation adjustments and severance (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional details).
In connection with the restructuring, and to better support the review of our results, we have revised the classification of certain product categories and associated costs within our operating segment reporting structure. In the fourth quarter of 2019, we moved from a geographic segment structure to a hybrid product based and geographic structure. This change aligns the reportable segments with the information reviewed by our chief operating decision maker. Concurrent with this change, the Company has revised prior period segment information to be consistent with the current period presentation. There was no impact on previously reported consolidated revenues, total operating expenditures, operating income or net income as a result of these changes.
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

We operate from 25 strategically located distribution centers in North America. Our main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We also supplement our operations with third-party logistics providers to warehouse and ship customer orders in the certain areas.
Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 2.8% of the Company's annual purchases and the top five of which accounted for approximately 11.6% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
Fastening, Hardware, and Personal Protective Solutions
Fastening and Hardware Solutions
Fastening and hardware remains the core of our business. The product line encompasses one of the largest selections among suppliers servicing the retail hardware industry. Fastening solutions consist of three categories: core fasteners, construction fasteners, and anchors. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors. Hardware consists of builders’ hardware, threaded rod and metal shapes, picture hanging, home décor, and letters, numbers, and signs (“LNS”).
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
The builder's hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials™ brand and provide the retailer with innovation in both product and merchandising solutions. The Hardware Essentials™ program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store while digital content including pictures and videos assist the on-line journey. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The wall hanging category includes traditional picture hanging hardware and the High & Mighty™ series of tool-free wall hangers, decorative hooks and floating shelves that was launched in 2017.
We are the leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weldable and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks™ program is carried by many top retailers, including Lowe's and Menard's, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of metal shapes to many wholesalers throughout the country.
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
On November 8, 2017, we acquired STFS. STFS, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. STFS added $51.4 million, $47.2 million and $5.9 million in revenue for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
Fastening and hardware solutions generated approximately $607.2 million of revenues in 2019, as compared to $581.3 million in 2018 and $529.0 million in 2017.

Personal Protective Solutions
In October 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of personal protective and work gear products. With the addition of Big Time, our product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time’s high-quality products like gloves, wearable tool storage, jobsite storage and kneepads, as well as outstanding customer service and award-winning packaging have had a dramatic impact on the industry.
Personal protective solutions generated approximately $245.8 million and $55.4 million of revenues in the years ended December 28, 2019 and December 29, 2018, respectively. There were no sales of personal protective solutions prior to the Big Time acquisition.
Consumer Connected Solutions
Our Consumer Connected Solutions segment consists primarily of key duplication and engraving solutions that are tailored to the unique need of the consumer. We provide these offerings in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories. Our programs include product and category management, merchandising services, and access to our proprietary key duplicating equipment.
Keys and Key Accessories
We design and manufacture proprietary equipment which forms the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent (“F&I”) hardware stores, and grocery/drug chains. We design, manufacture, and assemble the key duplication kiosks in our Tempe, Arizona facility.
This proprietary equipment for key duplication varies by retail channel to fit that channel’s specific needs. The Hillman key program targets the F&I hardware retailers with a traditional machine that works well in businesses with lower turnover and highly skilled employees. The Axxess Precision Key Duplication System™ continues to be the most prevalent system with approximately 8,000 programs placed and marketed to national retailers requiring a high volume key duplication program easily mastered by novice associates. Our Precision Laser Key System™ system uses a digital optical camera, lasers, and proprietary software to scan a customer's key. The system identifies the key and retrieves the key's specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Approximately 2,700 of these key duplicating systems are in service throughout North American retailers. The Hillman KeyKrafter™ is our most innovative and effective key duplication equipment. It provides significant reduction in duplication time while increasing accuracy and ease of use. Additionally, with the KeyKrafter™ solution, the capability exists for consumers to securely store and retrieve digital back-ups of their key without the original though the revolutionary Hillman KeyHero™ smart phone application. There are over 5,400 KeyKrafter™ programs placed in North American retailers. Finally, in the automotive key space, we offer the SmartBox Automotive Key Programmer which is a tool to quickly and easily pair transponder keys, remotes, and smart keys. There are over 2,800 SmartBox programs placed in retailers throughout North America.
In 2018, we completed the acquisition of MinuteKey, the world's first self-service key duplication machine. The accuracy of robotics technology put to work in an innovative way makes MinuteKey machines easy to use, convenient and fast. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We have over 6,000 MinuteKey machines located in high-traffic locations of some of the largest retailers throughout North America.
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
Keys and key accessories generated approximately $185.5 million of revenues in 2019, as compared to $143.9 million in 2018 and $115.9 million in 2017.

Engraving
In addition, we supply a variety of innovative options of consumer-operated vending systems such as Quick-Tag™, TagWorks™, and FIDO™ for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant, pet supply retailers, and other high traffic areas such as theme parks. As of December 29, 2018, over 7,500 of our engraving systems are in service in retail locations which are also supported by our sales and service representatives.
Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the original Quick-Tag™ consumer-operated vending system to the proprietary laser system of TagWorks™, we continue to lead the industry with consumer-friendly engraving solutions.
We design, manufacture, and assemble the engraving kiosks in our Tempe, Arizona facility. Engraving generated approximately $50.6 million of revenues in 2019, as compared to $52.1 million in 2018 and $55.7 million in 2017.
Canada
Our Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The product lines offered in our Canada segment are consistent with the product offerings detailed above. The Canada segment also produces made to order screws and self-locking fasteners for automotive suppliers, OEMs, and industrial distributors.
Our Canada segment generated approximately $125.3 million of revenues in 2019, as compared to $141.4 million in 2018 and $137.8 million in 2017.
Markets and Customers
We sell our products to national accounts such as Lowe's, Home Depot, Walmart, Tractor Supply, Menard's, PetSmart, and PETCO. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.
We service a wide variety of F&I retail outlets. These individual dealers are typically members of the larger cooperatives, such as Ace Hardware, True Value, and Do-It-Best. We ship directly to the cooperative's retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to a large volume of customers, the top three of which accounted for approximately $637.0 million, or approximately 52%, of our total revenue in 2019. For the year ended December 28, 2019, Home Depot was the single largest customer, representing approximately $291.9 million of our total revenues, Lowe's was the second largest at approximately $251.3 million, and Walmart was the third largest at approximately $93.9 million of our total revenue. No other customer accounted for more than 5.0% of total revenue in 2019. In each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments.
In 2019, Hillman continued to expanded its B2B eCommerce platform allowing certain customers to order online through the Company’s website, www.hillmangroup.com. The B2B eCommerce platform features over 50,000 items available for sale online and over 2,500 customers are enrolled with the online ordering platform. We continue to support direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites, supporting over 30,000 items that are available for sale.

Sales and Marketing
We provide product support and customer service for our retail distribution partners. We believe that our competitive advantage is in our ability to provide a greater level of customer service than our competitors.
Service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 650 employees and 50 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 250 employees and is managed by 30 field managers, focuses on the F&I customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks.
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
Competition
Our primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Midwest Fastener Corporation, Primesource Building Products, Inc., and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include West Chester Protective Gear, PIP, Iron Clad and MidWest Quality Gloves, Inc. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks™ systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
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
Employees
As of December 28, 2019, we had 3,764 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $19.2 million as of December 28, 2019 and approximately $14.9 million as of December 29, 2018. We expect to realize the entire December 28, 2019 backlog during fiscal 2020.

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
Item 1A - Risk Factors.
You should carefully consider the following risks. However, the risks set forth below are not the only risks that we face, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, our business, financial condition, and results of operations could be materially adversely affected. You should carefully consider the risks described below and all other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and schedules thereto.
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
In December 2019 an outbreak of a novel strain of coronavirus ("COVID-19") originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we, our suppliers, and our customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.
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
Our three largest customers constituted approximately $637.0 million of net sales and $37.2 million of the year-end accounts receivable balance for 2019. Each of these customers is a big box chain store. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on our business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business.
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
We source many products from China and other Asian countries for resale in other regions. To the extent that the CNY or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The U.S. dollar increased in value relative to the CNY by 1.7% in 2019, increased by 5.7% in 2018 and decreased by 6.3% in 2017. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.

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
We import a significant amount of our products and rely on foreign sources to meet our supply demands at prices that support our current operating margins. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel and aluminum and other imported goods have materially increased the costs of many of our foreign sourced products, and any escalation in the tariffs will increase the impact. In order to sustain current operating margins while the tariffs are in effect, we must be able to increases prices with our customers and find alternative, similarly priced sources that are not subject to the tariffs. If we are unable to effectively implement these countermeasures, our operating margins will be impacted.
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
Further, our business could be adversely affected by the recent outbreak of the COVID-19 respiratory illness. This situation is evolving and any further significant spread of this virus may have a material and adverse effect on our business which could include temporary closures of our facilities, the facilities of our suppliers, and other disruptions caused to us, our suppliers or customers as a result of this virus. This may adversely affect our results of operations, financial position, and cash flows.
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
We have $819.1 million of goodwill and $85.5 million of indefinite-lived trade names recorded on our accompanying Consolidated Balance Sheets at December 28, 2019. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.
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
We have a significant amount of indebtedness. On December 28, 2019, total indebtedness was $1,601.6 million, consisting of $108.7 million of indebtedness of Hillman and $1,492.9 million of indebtedness of Hillman Group.
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $120.0 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 28, 2019. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
We are subject to fluctuations in interest rates.
On May 31, 2018 we entered into a new credit agreement that includes a funded term loan for $530.0 million and a unfunded delayed draw term loan facility ("DDTL") for $165.0 million (collectively, "2018 Term Loan"). Concurrently, we also entered into a new asset-based revolving credit agreement ("ABL Revolver") for $150.0 million. We utilized the full $165.0 million DDTL to finance the MinuteKey acquisition on August 10, 2018. On October 1, 2018, we entered into an amendment (the "Amendment") to the aforementioned 2018 Term Loan agreement which provided an additional $365.0 million of incremental term loan proceeds. On November 15, 2019, the Company entered into an amendment (the "ABL Amendment") to the aforementioned ABL Revolver agreement which provided an additional $100.0 million of revolving credit, bringing the total available to $250.0 million.
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
In addition, the ABL Revolver requires us to maintain inventory and accounts receivable balances to collateralize the underlying loan with a maximum allowable borrowing limit of $250.0 million. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the ABL Revolver, those lenders could elect to declare all amounts outstanding under the ABL Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the Senior Facilities. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, note holders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Facilities. We have pledged a significant portion of our assets as collateral under our Senior Facilities.
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
Item 1B - Unresolved Staff Comments.
None.

Item 2 – Properties.
As of December 28, 2019, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Fastening, Hardware, and Personal Protective Solutions & Consumer Connected Solutions
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Rialto, California	402,000	Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Fastening, Hardware, and Personal Protective Solutions
Atlanta, Georgia	14,000	Office
Guadalajara, Mexico	12,000	Office, Distribution
Guleph, Ontario	25,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Rome, Georgia	14,000	Office
San Antonio, Texas	150,000	Office, Distribution
Shannon, Georgia	300,000	Distribution
Springdale, Ohio	28,000	Mfg., Distribution
Tyler, Texas (1)	202,000	Office, Mfg., Distribution

Consumer Connected Solutions
Boulder, Colorado	20,000	Office, Distribution

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	26,000	Manufacturing
Moncton, New Brunswick	16,000	Distribution
Pickering, Ontario	110,000	Distribution
Scarborough, Ontario	304,000	Office, Mfg., Distribution
Toronto, Ontario	385,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution

(1)
The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.

All of the Company's facilities are leased. In the opinion of the Company's management, the Company's existing facilities are in good condition.

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

2019	High	Low
First Quarter	$34.18	$30.49
Second Quarter	35.37	32.16
Third Quarter	36.21	33.85
Fourth Quarter	36.88	33.67
2018	High	Low
First Quarter	$36.78	$29.63
Second Quarter	34.40	26.41
Third Quarter	32.00	29.86
Fourth Quarter	30.94	26.00
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 27, 2020, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 27, 2020, our total number of shares of common stock outstanding was 5,000, held by one stockholder.

Distributions
We pay interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 28, 2019 and December 29, 2018, we paid $11.2 million and $12.2 million, respectively, per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods. As of December 28, 2019 $1.0 million remained payable on our balance sheet due to the timing of our year end.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, we are required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2019 or 2018.
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
Unregistered Sales of Equity Securities
We made no sales of our equity securities during the year ended December 28, 2019.
Issuer Purchases of Equity Securities
We made no repurchases of our equity securities during the year ended December 28, 2019.
Item 6 – Selected Financial Data.
The following table sets forth selected consolidated financial data for the years ended December 31, 2015 and 2016, December 30, 2017, December 29, 2018, and December 28, 2019.

(dollars in thousands)	Year Ended 12/28/2019	Year Ended 12/29/2018	Year Ended 12/30/2017	Year Ended 12/31/2016	Year Ended 12/31/2015
Income Statement Data:
Net sales	$1,214,362	$974,175	$838,368	$814,908	$786,911
Cost of Sales (exclusive of depreciation and amortization)	693,881	537,885	455,717	438,418	436,004
Income from operations	7,695	27,443	35,504	40,809	29,027
Net income (loss)	(103,386)	(69,641)	58,648	(14,206)	(23,083)
Balance Sheet Data:
Total assets	$2,441,210	$2,431,470	$1,799,217	$1,781,636	$1,844,999
Long-term debt & finance lease obligations (1) (2)	1,162,928	1,167,676	550,685	536,572	570,277
11.6% Junior Subordinated Debentures	108,704	108,704	108,704	108,704	108,704
6.375% Senior Notes	330,000	330,000	330,000	330,000	330,000

(1)	Includes current portion of long-term debt (at face value) and finance lease obligations in 2019, and capitalized lease obligations in 2015-2016.

(2)	In 2018 we refinanced our term loan, see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on our current debt.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information which our management believes is relevant to an assessment and understanding of our operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and schedules thereto appearing elsewhere herein. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information”, as well as “Risk Factors” in Item 1A of this Annual Report.
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,214.4 million in 2019. We sell our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; personal protective equipment, threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
In the year ended December 28, 2019, we recorded an impairment loss of $7.9 million related to the disposal of our FastKey self-service key duplicating kiosks and related assets.
On August 16, 2019, we acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. Resharp has business operations in the United States and its financial results reside within our Consumer Connected Solutions reportable segment.
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3.1 million. The financial results of West Coast Washers, Inc. reside within the Company's Fastening, Hardware, and Personal Protective Equipment operating segment. See Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information.
In the fourth quarter of 2019, we implemented a plan to restructure the management and operations of our U.S. business to achieve synergies and cost savings associated with the recent acquisitions. The restructuring plan includes management realignment, integration of sales and operations functions, and strategic review of our product offerings. We incurred charges of $9.5 million in the year ended December 28, 2019, primarily related to inventory valuation adjustments and severance (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional details). We expect to incur restructuring related charges in our United States segment over the next year as we implement the plan.
On November 25, 2019, we entered into an amendment of our asset-based revolving credit agreement which provided for an additional $100.0 million of revolving credit, $12.5 million for the Canadian Borrower and $87.5 million for the US Borrowers, bringing the total to $250.0 million. After the amendment, $200.0 million of the revolving credit facilities under the amendment is available to the US Borrowers and $50.0 million of the revolving credit facilities under the amendment is available to the Canadian Borrower, in each case, subject to a borrowing base. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the CNY by approximately by 6.3% in 2017, increased by 5.7% in 2018, and increased by 1.7% in 2019. The

U.S. dollar decreased in value relative to the Taiwan dollar by approximately 8.5% in 2017, increased by 3.3% in 2018, and decreased by 0.2% in 2019.
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
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar decreased in value relative to the Canadian dollar by approximately 6.6% in 2017, increased by 8.7% in 2018, and decreased by 4.1% in 2019. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.
Product Revenues
The following is revenue based on products for our significant product categories and operating segments:

	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Year Ended December 28, 2019
Fastening and hardware	$607,247	$—	$121,242	$728,489
Personal protective	245,769	—	—	245,769
Keys and key accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
Fastening and hardware	$581,269	$—	$137,186	$718,455
Personal protective	55,448	—	—	55,448
Keys and key accessories	—	143,898	4,217	148,115
Engraving	—	52,145	12	52,157
Resharp	—	—	—	—
Consolidated	$636,717	$196,043	$141,415	$974,175

Year Ended December 30, 2017
Fastening and hardware	$528,969	$—	$133,082	$662,051
Personal protective	—	—	—	—
Keys and key accessories	—	115,924	4,706	120,630
Engraving	—	55,674	13	55,687
Resharp	—	—	—	—
Consolidated	$528,969	$171,598	$137,801	$838,368

Results of Operations
Results of operations for the years ended December 28, 2019 and December 29, 2018:

	Year Ended December 28, 2019		Year Ended December 29, 2018
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,214,362	100.0%	$974,175	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	693,881	57.1%	537,885	55.2%
Selling, general and administrative expenses	382,131	31.5%	320,543	32.9%
Depreciation	65,658	5.4%	46,060	4.7%
Amortization	58,910	4.9%	44,572	4.6%
Management fees to related party	562	—%	546	0.1%
Other (income) expense, net	5,525	0.5%	(2,874)	(0.3)%
Income from operations	7,695	0.6%	27,443	2.8%
Interest expense, net	113,843	9.4%	82,775	8.5%
Refinancing charges	—	—%	11,632	1.2%
Mark-to-market adjustment of interest rate swap	2,608	0.2%	607	0.1%
Loss before income taxes	(108,756)	(9.0)%	(67,571)	(6.9)%
Income tax expense (benefit)	(5,370)	(0.4)%	2,070	0.2%
Net (loss) income	$(103,386)	(8.5)%	$(69,641)	(7.1)%
Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales for the year ended December 28, 2019 were $1,214.4 million, or $4.8 million per shipping day, compared to net sales of $974.2 million, or $3.9 million per shipping day for the year ended December 29, 2018, an increase of approximately $240.2 million. The increase was primarily driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018. The acquisitions increased revenue $227.6 million in the year ended December 28, 2019 as compared to the year ended December 29, 2018. Construction fastener products and builders hardware sales increased $19.2 million and $6.4 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $7.8 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
Cost of Sales
Our cost of sales ("COS") is exclusive of depreciation and amortization expense. COS was $693.9 million, or 57.1% of net sales, for the year ended December 28, 2019, an increase of $156.0 million compared to $537.9 million, or 55.2% of net sales, for the year ended December 29, 2018. The increase of 1.9% in cost of sales, expressed as a percent of net sales, in 2019 compared to 2018 was primarily due to the following items:

•	A higher mix of personal protective equipment.

•
In the year ended December 28, 2019, we had inventory valuation adjustments in our Fastening, Hardware, and Personal Protective Solutions segment of $5.7 million primarily related to strategic review of our product offerings and restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
Net sales was reduced by $7.2 million in the year ended December 28, 2019 for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware.

•
We recorded a reduction of $3.8 million in cost of sales recorded in 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

•	The remaining increase was driven by higher product cost due to tariffs.

•
These increases were partially offset by lower inventory valuation adjustments in our Canada segment of $5.5 million driven by charges taken in 2018 related to exiting certain lines of business and rationalizing stock keeping units (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

Expenses
Operating expenses and other income (expenses) were $103.9 million higher for the year ended December 28, 2019 compared to the year ended December 29, 2018. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $156.8 million in the year ended December 28, 2019, an increase of $22.8 million compared to $134.0 million for the year ended December 29, 2018. The acquisition of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018 added $24.9 million in selling expense for the year ended December 28, 2019 as compared to 2018. These increases were offset by a decrease of $3.3 million for the cost of updating customer store labels for a new pricing program in 2018.

•
Warehouse and delivery expenses were $142.3 million for the year ended December 28, 2019, an increase of $17.3 million compared to warehouse and delivery expenses of $124.9 million for the year ended December 29, 2018. The acquisition of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018 added $7.5 million in warehouse expense for the year ended December 28, 2019. We incurred $4.6 million of higher expense for increases in labor, benefits, freight, and equipment costs. We also incurred additional warehouse expense of $3.8 million in 2019 related to restructuring activities in our Canada segment (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
General and administrative (“G&A”) expenses were $83.0 million in the year ended December 28, 2019, an increase of $21.4 million compared to $61.6 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $10.1 million an G&A expense in the current year. We also incurred $5.4 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018. Additionally, we incurred severance and related charges of $3.9 million related to corporate restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). Finally, we incurred $1.6 million of higher compensation and benefits expense in the current year. These increases were partially offset by lower acquisition related charges in the year ended December 28, 2019.

•
Depreciation expense was $65.7 million in the year ended December 28, 2019 compared to $46.1 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $9.2 million in depreciation expense in the current year. The remaining increase was driven by our investment in key duplicating machines and merchandising racks.

•
Amortization expense of $58.9 million in the year ended December 28, 2019 compared to $44.6 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $14.3 million an amortization expense in the current year.

•
Other expense of $5.5 million for the year ended December 28, 2019 increased $8.4 million compared to income of $2.9 million in the year ended December 29, 2018. In the year ended December 28, 2019, other expense consisted of an impairment charge of $7.0 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. These losses were offset by a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million. Other income of $2.9 million for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). The gain was partially offset by $2.0 million of exchange rate losses.

Interest expense, net, of $113.8 million for the year ended December 28, 2019 increased $31.1 million, compared to $82.8 million for the year ended December 29, 2018. During 2018, we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million. This activity, along with additional draws on our revolving credit facility during the year, led to increased interest expense in the year ended December 28, 2019. In connection with the refinancing, we incurred $11.6 million in refinancing charges during the year ended December 29, 2018. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.

Results of Operations
Results of operations for the years ended December 29, 2018 and December 30, 2017:

	Year Ended December 29, 2018		Year Ended December 30, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$974,175	100.0%	$838,368	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	537,885	55.2%	455,717	54.4%
Selling, general and administrative expenses	320,543	32.9%	274,044	32.7%
Depreciation	46,060	4.7%	34,016	4.1%
Amortization	44,572	4.6%	38,109	4.5%
Management fees to related party	546	0.1%	519	0.1%
Other (income) expense, net	(2,874)	(0.3)%	459	0.1%
Income from operations	27,443	2.8%	35,504	4.2%
Interest expense, net	82,775	8.5%	63,248	7.5%
Refinancing charges	11,632	1.2%	—	—%
Mark-to-market adjustment of interest rate swap	607	0.1%	(1,481)	(0.2)%
Loss before income taxes	(67,571)	(6.9)%	(26,263)	(3.1)%
Income tax expense (benefit)	2,070	0.2%	(84,911)	(10.1)%
Net income (loss)	$(69,641)	(7.1)%	$58,648	7.0%
Year Ended December 29, 2018 vs Year Ended December 30, 2017
Net Sales
Net sales for the year ended December 29, 2018 were $974.2 million, or $3.9 million per shipping day, compared to net sales of $838.4 million, or $3.3 million per shipping day, for the year ended December 30, 2017. The increase was primarily driven by the acquisitions of ST Fastening Systems in the fourth quarter of 2017, MinuteKey in the third quarter of 2018, and Big Time in the fourth quarter of 2018. The acquisitions increased revenue $115.4 million in the year ended December 28, 2019 as compared to the year ended December 29, 2018. Sales of hurricane related products increased $7.9 million. Key and key accessory sales increased by $6.5 million primarily due to the key program roll out to a new key customer in 2018. Automotive keys increased $6.1 million due to the launch of a new product for duplication of programmable key remotes.
Cost of Sales
Our cost of sales was $537.9 million, or 55.2% of net sales, for the year ended December 29, 2018, an increase of $82.2 million compared to $455.7 million, or 54.4% of net sales, for the year ended December 30, 2017. The increase of 0.8% in cost of sales, expressed as a percent of net sales, in 2018 compared to 2017 was primarily due to the following items:

•
We recorded inventory valuation adjustments in our Canada segment of $9.8 million driven by exiting certain lines of business and rationalizing stock keeping units (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
This additional expense was partially offset by an adjustment to our accrual for anti-dumping duties. We recorded a reduction of $3.8 million in cost of sales in the year ended December 28, 2019 due to an adjustment to our accrual for anti-dumping duties (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

•	The remaining increase in in cost of sales, expressed as a percent of net sales, was the result of higher sales and product costs attributed to commodity inflation and tariffs.

Expenses
Operating expenses and other income (expenses) were $61.7 million higher for the year ended December 29, 2018 compared to the year ended December 30, 2017. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $134.0 million in the year ended December 29, 2018, an increase of $14.1 million compared to $119.9 million for the year ended December 30, 2017. The acquisition of ST Fastening Systems, Minute Key, and Big Time added $13.1 million of selling expense in the year ended December 29, 2018. The remaining increase in selling expense was primarily due to $0.9 million of additional expense for updating customer store labels for a new pricing program with the remaining increase due to higher labor and benefit costs.

•
Warehouse and delivery expenses were $124.9 million for the year ended December 29, 2018, an increase of $14.1 million compared to warehouse and delivery expenses of $110.8 million for the year ended December 30, 2017. The acquisition of ST Fastening Systems, Minute Key, and Big Time added $7.5 million of warehouse expense in the year ended December 29, 2018. Additionally, we incurred $4.6 million of higher expense for increases in labor, benefits, freight, and equipment costs. We also incurred additional warehouse expense of $2.2 million related to restructuring activities in our Canada segment (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
G&A expenses were $61.6 million in the year ended December 29, 2018 an increase of $18.3 million compared to $43.4 million in the year ended December 30, 2017. The acquisition of ST Fastening Systems, Minute Key, and Big Time added $10.6 million of G&A expense in the year ended December 29, 2018. In the year ended December 29, 2018, we incurred an additional $11.2 million in acquisition related costs associated with MinuteKey and Big Time. The increased acquisition expenses were partially offset by lower variable compensation expense in the year ended December 29, 2018.

•
Depreciation expense was $46.1 million in the year ended December 29, 2018 compared to $34.0 million in the year ended December 30, 2017. The acquisition of ST Fastening Systems, Minute Key, and Big Time added $6.5 million of depreciation expense in the year ended December 29, 2018. The remaining increase was driven by our continued investment in new, state of the art key cutting technology, the KeyKrafter™ and the implementation of our ERP system in Canada.

•
Amortization expense was $44.6 million in the year ended December 29, 2018 compared to $38.1 million in the year ended December 30, 2017. The acquisition of ST Fastening Systems, Minute Key, and Big Time added $6.6 million of amortization expense in the year ended December 29, 2018.

•
Other income was $2.9 million for the year ended December 29, 2018, an increase of $3.3 million compared to a loss of $0.5 million in the year ended December 30, 2017. Other income of $2.9 million for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment, (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). The current year gain was offset by $2.0 million of exchange rate losses. Other income for the year ended December 30, 2017 included $1.3 million of exchange rate gains. These gains were offset by net impairment losses of $1.9 million as we exited certain lines of business. In both years we incurred immaterial losses on the disposal of fixed assets.

Interest expense, net, was $82.8 million for the year ended December 29, 2018, an increase of $19.5 million, compared to $63.2 million for the year ended December 30, 2017. During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million. In connection with the refinancing, we incurred $11.6 million in refinancing charges. The increase in the term loan and additional draws on our revolving credit facility during the year led to increased interest expense. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.

Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):
Fastening, Hardware, and Personal Protective Solutions

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Fastening, Hardware, and Personal Protective Solutions
Segment Revenues	$853,016	$636,717	$528,969
Segment Income from Operations	$14,204	$18,555	$7,765
Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Fastening, Hardware, and Personal Protective Solutions net sales for the year ended December 28, 2019 increased by $216.3 million from the prior year. The primary drivers of this increase were:

•	The acquisition of Big Time in the fourth quarter of 2018 increased revenue $190.3 million in the year ended December 28, 2019.

•	Construction fastener products and builders hardware sales increased $19.2 million and $6.4 million, respectively, due to new product line roll outs with customers.

Income (Loss) from Operations
Income from operations of our Fastening, Hardware, and Personal Protective Solutions operating segment decreased by approximately $4.4 million in the year ended December 28, 2019 to $14.2 million from $18.6 million in the year ended December 29, 2018. The increased sales noted above were offset by increased cost of sales and increased selling, general and administrative expenses as outlined below:

Cost of sales as a percentage of net sales was 62.0% in the year ended December 28, 2019, an increase of 5.3% from 56.7% in the year ended December 29, 2018. The primary drivers of this increase were:

•	Cost of sales as a percentage of net sales was primarily driven by a higher mix of personal protective equipment.

•
Inventory valuation adjustments were $5.7 million in the current year primarily related to restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
Net sales was reduced by $7.2 million in the year ended December 28, 2019 for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware.

•
We recorded a reduction of $3.8 million in cost of sales recorded in 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

Operating expenses increased $52.3 million in our Fastening, Hardware, and Personal Protective Solutions segment primarily due to:

•	The acquisition of Big Time in the fourth quarter of 2018 increased SG&A $22.0 million and $10.6 million in amortization expense in the year ended December 28, 2019.

•	Warehouse costs, excluding the acquisition of Big Time, increased $6.8 million primarily driven by increased labor, benefits, freight and maintenance costs.

•	We incurred $4.4 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

•
Additionally, we incurred severance and related charges of $3.2 million related to corporate restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

Year Ended December 29, 2018 vs December 30, 2017
Net Sales
Net sales for our Fastening, Hardware, and Personal Protective Solutions operating segment increased by $107.7 million in the year ended December 29, 2018 primarily due to:

•	The acquisition of ST Fastening Systems in the fourth quarter of 2017 added $41.4 million in net sales.

•	The acquisition of Big Time in the fourth quarter of 2018 added $55.4 million in net sales.

•	Hurricane related sales increased $7.9 million in the year ended December 29, 2018.

Income (Loss) from Operations
Income from operations of our Fastening, Hardware, and Personal Protective Solutions segment increased by approximately $10.8 million in the year ended December 29, 2018 to $18.6 million as compared to $7.8 million in the year ended December 30, 2017. The increases in sales were partially offset by increased COS and SG&A costs. Cost of sales as a percentage of net sales was 56.7% in the year ended December 29, 2018, an increase of 0.2% from 56.5% in the year ended December 30, 2017. SG&A increased $25.5 million in the year ended December 29, 2018. The primary drivers of this increase were:

•	The acquisition of ST Fastening Systems in the fourth quarter of 2017 which added $10.5 million in SG&A expense.

•	The acquisition of Big Time in the fourth quarter of 2018 added $8.0 million in SG&A expense.

•	We incurred $5.1 million of acquisition related expenses associated with Big Time.

•	We incurred $1.1 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

Consumer Connected Solutions

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Consumer Connected Solutions
Segment Revenues	$236,086	$196,043	$171,598
Segment Income from Operations	$3,385	$17,705	$24,800

Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales for our Consumer Connected Solutions operating segment increased $40.0 million in the year ended December 28, 2019 compared to the net sales for 2018 primarily due to:

•	The acquisition of Minute Key in the third quarter of 2018, which increased revenue $37.3 million in the year ended December 28, 2019.

•	Automotive key sales increased $4.2 million in the year ended December 28, 2019.

Income (Loss) from Operations
Income from operations of our Consumer Connected Solutions operating segment decreased by approximately $14.3 million in the year ended December 28, 2019 to $3.4 million from $17.7 million in the year ended December 29, 2018. The increased sales were offset by increased SG&A, depreciation and amortization expenses as outlined below:

•	The acquisition of MinuteKey added $20.5 million in SG&A expenses, $8.5 million in depreciation and $3.7 million in amortization expense in the year ended December 28, 2019.

•	We incurred $7.7 million of impairment charges in 2019 related to the loss on the disposal of our FastKey self-service key duplicating kiosks.

•	Depreciation expense, excluding MinuteKey, increased $4.4 million driven by our continued investment in key duplicating machines.

•
We incurred $1.5 million in legal fees related to the ongoing litigation with KeyMe, Inc (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

•	We incurred $1.0 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

Year Ended December 29, 2018 vs December 30, 2017
Net Sales
Net sales for our Consumer Connected Solutions operating segment increased $24.4 million in the year ended December 29, 2018 as compared to 2017 primarily due to:

•	The increase in sales was primarily driven by the acquisition of MinuteKey in the third quarter of 2018 which added $18.6 million to net sales.

•	Key and key accessory sales increased by $6.5 million primarily due to the key program roll out to a new key customer in 2018.

•	Automotive keys increased $6.1 million due to the launch of a new product for duplication of programmable key remotes.

•	These increases were offset by lower key sales to big box customers and lower engraving sales.

Income (Loss) from Operations
Income from operations of our Consumer Connected Solutions operating segment decreased $7.1 million the year ended December 29, 2018 to $17.7 million as compared to $24.8 million in the year ended December 30, 2017. The increases in net sales were offset by increased operating expenses as outlined below:

•	The acquisition of MinuteKey added $12.7 million in SG&A expenses, $4.7 million in depreciation and $2.2 million in amortization expense in the year ended December 29, 2018.

•	We incurred $5.2 million in acquisition related expense associated with MinuteKey.

•	Depreciation expense increased $3.0 million due to our continued investment in key and engraving machines.

Canada

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Canada
Segment Revenues	$125,260	$141,415	$137,801
Segment Income (Loss) from Operations	$(9,894)	$(8,817)	$2,939

Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales in our Canada operating segment decreased by $16.2 million in the year ended December 28, 2019 primarily due to:.

•	The unfavorable impact of conversion of the local currency to U.S. dollars.

•	The closure of a manufacturing facility in Canada and exiting the related product lines resulted in to $7.8 million in lower sales.

Income (Loss) from Operations
Income from operations of our Canada segment decreased by $1.1 million in the year ended December 28, 2019 to a loss of $9.9 million as compared to a loss of $8.8 million in the year ended December 29, 2018. The decrease in sales was offset by lower COS as percentage of sales. Additionally, we incurred higher other expense in the year ended December 28, 2019.

•
COS as a percentage of net sales decreased 5.3% from 74.4% in the year ended December 29, 2018 to 69.1% in the year ended December 28, 2019 primarily due to $9.8 million of inventory valuation adjustments taken in 2018 in our Canada segment driven by exiting certain lines of business and rationalizing stock keeping units as compared to inventory adjustments of $4.3 million in the year ended December 28, 2019 (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•
Other income and expense decreased $2.4 million to income of $1.1 million in the current year compared with income of $3.5 million in the year ended December 29, 2018. Other income for the year ended December 28, 2019 included a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million. Other income for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment, (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). The gain in the year ended December 29, 2018 was offset by $1.8 million exchange rate losses of exchange rate losses.

Year Ended December 29, 2018 vs December 30, 2017
Net Sales
Net sales for our Canada operating segment increased by $3.6 million in the year ended December 29, 2018 primarily due to the roll out of wall anchor and builders hardware products to retail customers.
Income (Loss) from Operations
Income from operations of our Canada segment decreased by $11.8 million in the year ended December 29, 2018 to  a loss of $8.8 million as compared to income of $2.9 million in the year ended December 30, 2017. The increase in sales was offset by net restructuring charges of $8.3 million consisting of inventory valuation adjustments, asset impairments, labor and severance, and consulting costs, partially offset by a gain on the sale of real estate (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). Additionally, in the year ended December 29, 2018 we incurred exchange rate losses of $1.8 million compared to gains of $0.9 million in the year ended December 30, 2017.

Income Taxes
Year Ended December 28, 2019 vs December 29, 2018
In the year ended December 28, 2019, we recorded an income tax benefit of $5.4 million on a pre-tax loss of $108.8 million. The effective income tax rate was 4.9% for the year ended December 28, 2019. In the year ended December 29, 2018, we recorded income tax expense of $2.1 million on a pre-tax loss of $67.6 million. The effective income tax rate was (3.1)% for the year ended December 29, 2018.

In 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily due to valuation allowances recorded for the Company's non-deductible interest expense as well as certain state net operating losses ("NOLs"). The Company recorded $16.7 million in income tax expense attributable to a valuation allowance recorded on the Company's non-deductible interest expense. The Company anticipates that approximately $72.0 million of the $114.2 million in interest expense will be considered non-deductible for the 2019 period. Additionally, the Company recorded $2.7 million in income tax expense attributable to state NOLs that are expected to expire prior to their utilization.

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
Year Ended December 29, 2018 vs December 30, 2017
In the year ended December 29, 2018, we recorded an income tax benefit of $2.1 million on a pre-tax loss of $67.6 million. The effective income tax rate was (3.1)% for the year ended December 29, 2018. In the year ended December 30, 2017, we recorded an income tax benefit of $84.9 million on a pre-tax loss of $26.3 million. The effective income tax rate was 323.3% for the year ended December 30, 2017.

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

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes included, among other things, a permanent corporate rate reduction to 21% from 35%, implementing a modified territorial system including a mandatory deemed repatriation on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”), and providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.

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

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash provided by operating activities for the year ended December 28, 2019 was approximately $52.4 million. Operating cash flows for the year ended December 28, 2019 were unfavorably impacted by lower net income driven by increased interest expense, partially offset by improvements in working capital. Net cash provided by operating activities for the year ended December 29, 2018 was approximately $7.5 million and was unfavorably impacted by lower net income driven by increased interest expense and acquisition related costs along with an increase in inventory due to commodity inflation and new business wins. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases and a decrease in accounts receivable. Net cash provided by operating activities for the year ended December 30, 2017 was approximately $82.9 million and was favorably impacted by our focus on reducing net working capital which translated to improvements in inventory and accounts payable.
Investing Activities
Net cash used for investing activities was $53.5 million, $572.6 million, and $100.1 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. In the year ending December 28, 2019 we acquired Resharp and West Coast Washers for approximately $6.1 million. In the year ended December 29, 2018 we acquired MinuteKey and Big Time and made a final working capital true up payment for ST Fastening Systems which equated a total net cash outflow of approximately $501.0 million. Additionally, in the year ended December 30, 2017, we acquired STFS with a cash payment of $47.2 million (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). Finally, cash was used in all periods to invest in our investment in new key duplicating kiosks and machines. In 2019, we also received $10.4 million in cash proceeds from the sale of a building and machinery in Canada and a building in Georgia.
Financing Activities
Net cash used for financing activities was $7.1 million for the year ended December 28, 2019. The borrowings on revolving credit loans provided $43.5 million. The Company used $38.7 million of cash for the repayment of revolving credit loans and $10.6 million for principal payments on the senior term loans. On November 15, 2019, we amended the ABL Revolver agreement which provided an additional $100.0 million of revolving credit, bringing the total available to $250.0 million. In connection with the amendment we paid $1.4 million in fees.
Net cash provided by financing activities was $581.9 million for the year ended December 29, 2018. On May 31, we entered into a new term credit agreement consisting of a new funded term loan of $530.0 million and $165.0 million delayed draw term loan facility. Concurrently, we entered into a new $150.0 million asset-based revolving credit agreement. The proceeds were used to refinance in full all outstanding revolving credit and term loans under the existing credit agreement. In the third quarter of 2018, we drew $165.0 million on the delayed draw facility of the term loan to finance the MinuteKey acquisition. In the fourth quarter, we amended the credit agreement and added an additional $365.0 million in incremental term loans to finance the acquisition of Big Time. We paid approximately $20.5 million in fees associated with the refinancing activities in the year ended December 28, 2019. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on the refinancing. Our revolver draws, net, were a source of cash of $88.7 million in the year ended December 28, 2019. Additionally, in the year ended December 29, 2018 we paid a dividend of $3.8 million to Holdco for the purchase of shares of Holdco stock from former members of management.
Net cash used for financing activities was $14.4 million for the year ended December 30, 2017. The borrowings on revolving credit loans provided $35.5 million. The Company used $16.0 million of cash for the repayment of revolving credit loans and $5.5 million for principal payments on the senior term loans.
Liquidity
We believe that projected cash flows from operations and Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
Our working capital (current assets minus current liabilities) position of $231.8 million as of December 28, 2019 represents a decrease of $48.2 million from the December 29, 2018 level of $280.0 million.
Contractual Obligations
Our contractual obligations as of December 28, 2019 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$108,704	$—	$—	$—	$108,704
Interest on Jr Subordinated Debentures	94,793	12,231	24,463	24,463	33,636
Long Term Senior Term Loans	1,047,653	10,609	21,218	21,218	994,608
Bank Revolving Credit Facility	113,000	—	—	—	113,000
6.375% Senior Notes	330,000	—	330,000	—	—
KeyWorks License Agreement	422	350	72	—	—
Interest payments (2)	381,971	84,604	156,606	121,921	18,840
Operating Leases	114,758	17,525	29,881	23,761	43,591
Deferred Compensation Obligations	1,911	355	—	—	1,556
Finance Lease Obligations	2,551	873	1,168	510	—
Other Obligations	8,210	2,492	4,274	1,444	—
Uncertain Tax Position Liabilities	1,101	1,101	—	—	—
Total Contractual Cash Obligations (3)	$2,205,074	$130,140	$567,682	$193,317	$1,313,935

(1)	The Junior Subordinated Debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 5.70% as of December 28, 2019. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate. Interest payments on the variable rate Revolver borrowings were calculated using the actual interest rate of 3.59% as of December 28, 2019.

(3)
All of the contractual obligations noted above are reflected on the Company's Consolidated Balance Sheet as of December 28, 2019 except for the interest payments. Contingent consideration related to the acquisition of Resharp of $18,100 is not included in the chart above due to uncertainty about timing of the payments.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Related Party Transactions
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of approximately $0.6 million for each of the years ended December 28, 2019 and December 29, 2018, and $0.5 million for the year ended December 30, 2017.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $0.8 million for the year ended December 28, 2019 and $0.5 million for the year ended December 30, 2017. No such sales were recorded in the year ended December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3.8 million to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2019 or fiscal 2017.
Gregory Mann and Gabrielle Mann are employed by the Company. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. We have recorded rental expense for the lease of this facility on an arm's length basis. Our rental expense for the lease of this facility was $0.4 million for each of the years ended December 28, 2019, December 29, 2018, and December 30, 2017.
During 2019, 2018 and 2017, the Company had three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities in Canada. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. We have recorded rental expense for the three leases on an arm's length basis. Rental expense for these facilities was $0.6 million for the years ended December 28, 2019, and December 29, 2018 and $0.7 million for the year ended December 30, 2017.
Douglas J. Cahill is currently Hillman’s President and CEO and is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP").  CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 80.4% of Holdco's outstanding common stock as of December 28, 2019.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 28, 2019, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.

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
Our performance obligations under our arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods. We used judgement in applying the revenue standard in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Our obligation to provide in-store service and access to key duplicating and engraving equipment is satisfied when control of the related products is transferred. Therefore, consistent with the practice prior to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the customer’s acceptance of the products. The revenues for all performance obligations are recognized upon the customer's acceptance of the products.
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
See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information on disaggregated revenue by product category.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the weighted average cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 28, 2019, would have affected net earnings by approximately $1.0 million in fiscal 2019.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2019, 2018, and 2017, an independent appraiser assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessments in 2019, 2018, and 2017 indicated that the fair value of each reporting unit was in excess of its carrying value.
Intangible Assets:
We evaluate our indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded in 2019, 2018, or 2017 as a result of the quantitative annual impairment test.
Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. For additional information, see Note 6 - Income Taxes, of the Notes to Consolidated Financial Statements.
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

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price.We estimate the fair value of liabilities for contingent consideration by applying a scenario-based method, estimating (probability-weighted) payments based on the likelihood of achieving the milestones and payments corresponding to each milestone. We then estimate the present-value of the expected payments from the time at which the obligations are settled by applying a discount rate that appropriately captures a market participant’s view of the risk associated with the payments.
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
Based on our exposure to variable rate borrowings at December 28, 2019, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.1 million.
Foreign Currency Exchange

We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $149.3 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of December 28, 2019. The foreign subsidiaries net tangible assets were $83.9 million and the net intangible assets were $65.4 million as of December 28, 2019.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 12 - Derivatives and Hedging, of the Notes to Consolidated Financial Statements.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 28, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
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

/s/ DOUGLAS J. CAHILL		/s/ ROBERT O. KRAFT

Douglas J. Cahill		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 27, 2020	Dated:	March 27, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Hillman Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of comprehensive income (loss), stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 28, 2019, and the related notes and financial statement schedule II - Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principles
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Update (ASU) 2016-12, Leases (Topic 842).
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 31, 2017 due to the modified retrospective adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Cincinnati, Ohio
March 27, 2020

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,973	$28,234
Accounts receivable, net of allowances of $1,891 ($846 - 2018)	88,374	110,799
Inventories, net	323,496	320,281
Other current assets	8,828	18,727
Total current assets	440,671	478,041
Property and equipment, net of accumulated depreciation of $179,791 ($131,169 - 2018)	205,160	208,279
Goodwill	819,077	803,847
Other intangibles, net of accumulated amortization of $232,060 ($176,677 - 2018)	882,430	930,525
Operating lease right of use assets	81,613	—
Deferred tax asset	702	—
Other assets	11,557	10,778
Total assets	$2,441,210	$2,431,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,042	$135,059
Current portion of debt and capital lease obligations	11,358	10,985
Current portion of operating lease liabilities	11,459	—
Accrued expenses:
Salaries and wages	12,937	9,881
Pricing allowances	6,553	5,404
Income and other taxes	5,248	3,325
Interest	14,726	15,423
Other accrued expenses	21,545	17,941
Total current liabilities	208,868	198,018
Long-term debt	1,584,289	1,586,084
Deferred income taxes, net	196,437	200,696
Operating lease liabilities	73,227	—
Other non-current liabilities	33,287	7,565
Total liabilities	2,096,108	1,992,363

Commitments and Contingencies (Note 15)	—	—
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 28, 2019 and December 29, 2018	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 28, 2019 and December 29, 2018	—	—
Additional paid-in capital	553,359	549,528
Accumulated deficit	(176,217)	(72,831)
Accumulated other comprehensive loss	(32,040)	(37,590)
Total stockholder's equity	345,102	439,107
Total liabilities and stockholder's equity	$2,441,210	$2,431,470

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Net sales	$1,214,362	$974,175	$838,368
Cost of sales (exclusive of depreciation and amortization shown separately below)	693,881	537,885	455,717
Selling, general and administrative expenses	382,131	320,543	274,044
Depreciation	65,658	46,060	34,016
Amortization	58,910	44,572	38,109
Management fees to related party	562	546	519
Other (income) expense	5,525	(2,874)	459
Income from operations	7,695	27,443	35,504
Interest expense, net	101,613	70,545	51,018
Interest expense on junior subordinated debentures	12,608	12,608	12,608
Investment income on trust common securities	(378)	(378)	(378)
Loss (gain) on mark-to-market adjustment of interest rate swap	2,608	607	(1,481)
Refinancing costs	—	11,632	—
Loss before income taxes	(108,756)	(67,571)	(26,263)
Income tax expense (benefit)	(5,370)	2,070	(84,911)
Net income (loss)	$(103,386)	$(69,641)	$58,648
Net income (loss) from above	$(103,386)	$(69,641)	$58,648
Other comprehensive income (loss):
Foreign currency translation adjustments	5,550	(11,053)	7,845
Total other comprehensive income (loss)	5,550	(11,053)	7,845
Comprehensive income (loss)	$(97,836)	$(80,694)	$66,493

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Cash flows from operating activities:
Net income (loss)	$(103,386)	$(69,641)	$58,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,568	90,632	72,125
(Gain) loss on dispositions of property and equipment	(573)	(5,988)	1,140
Impairment of long lived assets	7,887	837	1,569
Deferred income taxes	(5,679)	394	(85,874)
Deferred financing and original issue discount amortization	3,726	2,455	2,530
Loss on debt restructuring	—	11,632	—
Stock-based compensation expense	2,981	1,590	2,484
Gain on disposition of Australia assets	—	—	(638)
Other non-cash interest and change in value of interest rate swap	2,608	607	(1,481)
Changes in operating items:
Accounts receivable	22,863	7,934	(2,777)
Inventories	(3,205)	(68,978)	13,800
Other assets	2,878	(1,496)	517
Accounts payable	(11,975)	41,092	9,305
Other accrued liabilities	9,666	(3,523)	11,562
Net cash provided by operating activities	52,359	7,547	82,910
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(6,135)	(500,989)	(47,188)
Capital expenditures	(57,753)	(71,621)	(51,410)
Proceeds from sale of property and equipment	10,400	—	—
Other investing activities	—	—	(1,500)
Net cash used for investing activities	(53,488)	(572,610)	(100,098)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	—	1,050,050	—
Repayments of senior term loans	(10,608)	(532,488)	(5,500)
Borrowings of revolving credit loans	43,500	165,550	35,500
Repayments of revolving credit loans	(38,700)	(76,850)	(16,000)
Financing fees	(1,412)	(20,520)	—
Principal payments under capitalized lease obligations	(683)	(235)	(124)
Dividend to Holdco	—	(3,780)	—
Proceeds from exercise of stock options	100	200	—
Proceeds from sale of Holdco stock	750	—	500
Net cash provided by (used for) financing activities	(7,053)	581,927	14,376
Effect of exchange rate changes on cash	(79)	1,433	(1,357)
Net increase (decrease) in cash and cash equivalents	(8,261)	18,297	(4,169)
Cash and cash equivalents at beginning of period	28,234	9,937	14,106
Cash and cash equivalents at end of period	$19,973	$28,234	$9,937

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$—	$548,534	$(56,226)	$(34,382)	$457,926
Net Income	—	—	58,648	—	58,648
Stock-based compensation	—	2,484	—	—	2,484
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	7,845	7,845
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403
Net Loss	—	—	(69,641)	—	(69,641)
Stock-based compensation	—	1,590	—	—	1,590
Proceeds from exercise of stock options	—	200	—	—	200
Dividend to Holdco	—	(3,780)	—	—	(3,780)
Cumulative effect of change in accounting principals	—	—	(5,612)	—	(5,612)
Change in cumulative foreign currency translation adjustment	—	—	—	(11,053)	(11,053)
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net Loss	—	—	(103,386)	—	(103,386)
Stock-based compensation	—	2,981	—	—	2,981
Proceeds from exercise of stock options	—	100	—	—	100
Proceeds from sale of Holdco shares of stock	—	750	—	—	750
Change in cumulative foreign currency translation adjustment	—	—	—	5,550	5,550
Balance at December 28, 2019	$—	$553,359	$(176,217)	$(32,040)	$345,102

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. References to 2019, 2018, and 2017 are for fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
We are a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”). Affiliates of CCMP Capital Advisors, LLC (“CCMP”) own 80.4% of Holdco's outstanding common stock, affiliates of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively “Oak Hill Funds”) own 16.9% of Holdco's outstanding common stock, and certain current and former members of management own 2.7% of Holdco's outstanding common stock.
The Company has a 52-53 week fiscal year ending on the last Saturday in December 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Fastening, Hardware, and Personal Protective Solutions, (2) Consumer Connected Solutions, and (3) Canada.
In the fourth quarter of 2019, the Company implemented a plan to restructure the management and operations of our U.S. business to achieve synergies and cost savings associated with the recent acquisitions. The restructuring plan includes management realignment, integration of sales and operations functions, and strategic review of our product offerings (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional details). In connection with the restructuring, and to better support the review of our results, the Company revised the classification of certain product categories and associated costs within the operating segment reporting structure. In the fourth quarter of 2019, the Company moved from a geographic segment structure to a hybrid product based and geographic structure. This change aligns the reportable segments with the information reviewed by the chief operating decision maker. Concurrent with this change, the Company has revised prior period segment information to be consistent with the current period presentation. There was no impact on previously reported consolidated revenues, total operating expenditures, operating income or net income as a result of these changes.
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
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems ("STFS") and other related parties, pursuant to which Hillman acquired substantially all of the assets and assumed certain liabilities of STFS. STFS, located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Asset Purchase Agreement, the Company paid a purchase price of $47,339 which reflects finalized purchase price accounting adjustments as of December 29, 2018. STFS resides within the Company's Fastening, Hardware, and Personal Protection Solutions reportable segment. See Note 5 - Acquisitions for additional information.
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks for a total consideration of $156,289, which reflects finalized purchase accounting adjustments as of December 28, 2019. MinuteKey has existing operations in the United States and Canada and be included in Hillman's Consumer Connected Solutions reportable segments. See Note 5 - Acquisitions for additional information.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

On October 1, 2018, the Company completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protective and work gear products ranging from work gloves, tool belts and jobsite storage, for total consideration of $348,834, which reflects finalized purchase accounting adjustments as of December 28, 2019. Big Time has existing operations throughout North America and its operating results reside within the Company's Fastening, Hardware, and Personal Protective Solutions reportable segment. See Note 5 - Acquisitions for additional information.
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100. Resharp has existing operations in the United States and its operating results reside within the Company's Consumer Connected Solutions reportable segment. See Note 5 - Acquisitions for additional information.
Reclassifications:
Certain amounts in the prior year Consolidated Financial Statements and in the Notes to Consolidated Financial Statements were reclassified to conform to the current year’s presentation. The reclassifications were primarily related to our efforts to realign our operating segment structure to conform with management review of our results. Additionally, the Company reclassified the mark-to-market adjustment of our interest rate swap from other income/expense to its own line on the income statement below income from operations. This had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.
2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $9,301 and $6,943 at December 28, 2019 and December 29, 2018, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. The current portion of the investments is included in other current assets and the long term portion in other assets on the accompanying Consolidated Balance Sheets. See Note 9 - Deferred Compensation Plan.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $1,891 and $846 as of December 28, 2019 and December 29, 2018, respectively.
In the years ended December 28, 2019 and December 29, 2018, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $292,432 and $215,833 for the years ended December 28, 2019 and December 29, 2018, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $2,923 and $2,233 for the years ended December 28, 2019 and December 29, 2018, respectively.

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
Property and equipment, net, consists of the following at December 28, 2019 and December 29, 2018:

	Estimated Useful Life
	(Years)	2019	2018
Land	n/a	$—	$20
Buildings	25	—	341
Leasehold improvements	life of lease	10,982	8,273
Machinery and equipment	2-10	308,096	271,061
Computer equipment and software	2-5	60,412	53,471
Furniture and fixtures	6-8	2,749	2,629
Construction in process		2,712	3,653
Property and equipment, gross		384,951	339,448
Less: Accumulated depreciation		179,791	131,169
Property and equipment, net		$205,160	$208,279

Goodwill:
The Company has adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that the fair value of a reporting unit is less than the carrying value, then the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. An independent appraiser assessed the value of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2019, 2018, and 2017 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates. In our annual review of goodwill for impairment in the fourth quarter of 2019, the fair value of each reporting unit exceeded its carrying value by over 5% of its carrying value.
No impairment charges were recorded in the years ended December 28, 2019, December 29, 2018, or December 30, 2017.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at					Goodwill at
	December 29, 2018	Acquisitions(1)	Disposals	Adjustments(2)	Other(3)	December 28, 2019
Fastening, Hardware, and Personal Protection	$564,143	$—	$—	$3,540	$164	$567,847
Consumer Connected Solutions	211,766	9,382	—	948	—	222,096
Canada	27,938	—	—	—	1,196	29,134
Total	$803,847	$9,382	$—	$4,488	$1,360	$819,077

(1)	See Note 5 - Acquisitions for additional information regarding the Resharp acquisition.

(2)
These amounts related to opening balance sheet adjustments from the acquisition of MinuteKey and Big Time. These adjustments were primarily related to $2,087 increase in inventory reserve and a $1,106 increase in assumed liabilities for Big Time, as well as a $633 increase in assumed liabilities for MinuteKey. These acquisitions were completed in the third and fourth quarter of 2018, respectively and purchase price accounting adjustments are finalized as of the current period.

(3)	The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.

Intangible Assets:
Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years, representing the period over which the Company expects to receive future economic benefits from these assets.
Other intangibles, net, as of December 28, 2019 and December 29, 2018 consist of the following:

	Estimated
	Useful Life (Years)	December 28, 2019	December 29, 2018
Customer relationships	13-20	$941,305	$939,880
Trademarks - Indefinite	Indefinite	85,517	85,228
Trademarks - Other	5-15	26,700	26,700
Technology and patents	7-12	60,968	55,394
Intangible assets, gross		1,114,490	1,107,202
Less: Accumulated amortization		232,060	176,677
Intangible assets, net		$882,430	$930,525

Estimated annual amortization expense for intangible assets subject to amortization at December 28, 2019 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2020	$59,262
2021	$59,262
2022	$59,262
2023	$59,262
2024	$59,262

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2019, 2018, or 2017 as a result of the quantitative annual impairment test.
Long-Lived Assets:
The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In the year ended December 28, 2019, the Company recorded an impairment charge of $7,887 related to the loss on the disposal of our FastKey self-service duplicating kiosks and related assets in our Consumer Connected Solutions operating segment. In the year ended December 29, 2018, the Company recorded an impairment charge of $837 related to exiting certain lines of business in our Canada segment, see Note 14 - Restructuring for more details. In the fiscal year ended December 30, 2017, the Company recorded impairment charges of $1,569 related to the exit of a pilot program in the kiosk business in our Consumer Connected Solutions operating segment. All of the aforementioned impairment charges incurred were included within the respective other income/expense on the Consolidated Statements of Comprehensive Income (Loss). Approximately 95% of the Company’s long-lived assets are held within the United States.
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

Contingent Consideration:
Contingent Consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain product development milestones and/or certain financial performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. The estimated fair value of the contingent consideration was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.
Risk Insurance Reserves:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and third-party actuarial analysis.  The third-party actuarial analysis is based on historical information

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.
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
Retirement benefit costs were $2,725, $2,567, and $2,222 in the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table disaggregates our revenue by product category:

	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Year Ended December 28, 2019
Fastening and Hardware	$607,247	$—	$121,242	$728,489
Personal Protective	245,769	—	—	245,769
Keys and Key Accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
Fastening and Hardware	$581,269	$—	$137,186	$718,455
Personal Protective	55,448	—	—	55,448
Keys and Key Accessories	—	143,898	4,217	148,115
Engraving	—	52,145	12	52,157
Resharp	—	—	—	—
Consolidated	$636,717	$196,043	$141,415	$974,175

Year Ended December 30, 2017
Fastening and Hardware	$528,969	$—	$133,082	$662,051
Personal Protective	—	—	—	—
Keys and Key Accessories	—	115,924	4,706	120,630
Engraving	—	55,674	13	55,687
Resharp	—	—	—	—
Consolidated	$528,969	$171,598	$137,801	$838,368

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table disaggregates our revenue by geographic location:

	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Year Ended December 28, 2019
United States	$835,957	$234,216	$—	$1,070,173
Canada	5,905	1,870	125,260	133,035
Mexico	11,154	—	—	11,154
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
United States	$626,490	$195,538	$—	$822,028
Canada	1,944	505	141,415	143,864
Mexico	8,283	—	—	8,283
Consolidated	$636,717	$196,043	$141,415	$974,175

Year Ended December 30, 2017
United States	$522,002	$171,598	$—	$693,600
Canada	—	—	137,801	137,801
Mexico	6,967	—	—	6,967
Consolidated	$528,969	$171,598	$137,801	$838,368

Our revenue by geography is allocated based on the location of our sales operations. Our Fastening, Hardware, and Personal Protective Solutions contains sales of Big Time personal protective equipment into Canada. Our Consumer Connected Solutions contains sales of MinuteKey Canada.
Fastening, Hardware, and Personal Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eye-wear as well as in-store merchandising services for the related product category.
Consumer Connected Solutions revenues consist primarily of sales of keys and identification tags through self service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems and key accessories.
Canada revenues consist primarily of the delivery to Canadian customers of fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items as well as in-store merchandising services for the related product category.
The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods. Judgment was required in applying the new revenue standard in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. The Company’s obligation to provide in-store service and access to key duplicating and engraving equipment is satisfied when control of the related products is transferred. Therefore, consistent with the practice prior to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

equipment is recognized upon the customer’s acceptance of the products. The revenues for all performance obligations are recognized upon the customer's acceptance of the products.
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
Shipping and handling costs were $47,713, $42,458, and $39,205 in the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the Company's fastening product lines along with the key duplicating and engraving machines. The Company's research and development costs were $2,075, $2,181, and $2,216 in the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
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
3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $5,612 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, an increase of $637 to other accrued expenses, and a decrease of $2,241 in deferred tax liabilities. The cumulative adjustment

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the year ended December 28, 2019 and December 29, 2018 as a result of applying ASU 2014-09 were immaterial. A majority of revenue continues to be recognized when products are shipped or delivered to customers. The Company expects the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. Effective December 30, 2018, the Company adopted the comprehensive new lease standard issued by the FASB. The most significant impact was the recognition of right-of-use ("ROU") assets and liabilities for operating and finance leases applicable to lessees. The Company elected to utilize the transition guidance within the new standard that allowed the Company to carry forward its historical lease classification(s). Operating and finance ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable for most of the Company's leases, management uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases within an initial term of 12 months or less on the accompanying Consolidated Balance Sheets. The expected lease terms include options to extend or terminate the lease when its reasonably certain that the Company will exercise such option. Lease expense for minimum lease payments is recognized over a straight-line basis over the expected lease term. As of December 30, 2018, the Company recorded an Operating ROU Asset of $72,785 and a Finance ROU Asset of $672 within our Consolidated Balance Sheets. Short-term and long-term operating lease liabilities were recorded as $12,040 and $63,291, respectively. Short-term and long-term finance lease liabilities were determined to be $436 and $477, respectively. The adoption of this guidance did not have an impact on net income. Refer to Note 8 - Leases for full lease-related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still in the process of evaluating the impact of this new guidance, however we anticipate adoption will not have a material impact on the Company's Consolidated Financial Statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the Notes to Consolidated Financial Statements. Refer to Note 6 - Income Taxes.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, ("ASC 350-40") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company early adopted this ASU in the third quarter of 2018, and it did not have a material impact on the Company's Consolidated Financial Statements.
4. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $562, $546, and $519 for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $750 for the year ended December 28, 2019 and $500 for the year ended December 30, 2017. There were no sales the year ended December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2019 nor fiscal 2017.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $350 for the year ended December 28, 2019, $350 for the year ended December 29, 2018, and $353 for the year ended December 30, 2017.
During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, The Hillman Group Canada ULC, subsidiary of the Company, was a party to three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $648 for the year ended December 28, 2019, $664 for the year ended December 29, 2018, and $663 for the year ended December 30, 2017.
Douglas J. Cahill is currently Hillman’s President and CEO and is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP").  CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 80.4% of Holdco's outstanding common stock as of December 28, 2019.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 28, 2019, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.

5. Acquisitions
ST Fastening Systems
On November 8, 2017, the Company entered into an Asset Purchase Agreement with Hargis Industries, LP doing business as ST Fastening Systems and other related parties pursuant to which Hillman acquired substantially all of the assets, and assumed certain liabilities, of STFS. STFS, which is located in Tyler, Texas, specializes in manufacturing and distributing threaded self-drilling fasteners, foam closure strips, and other accessories to the steel-frame, post-frame, and residential building markets. Pursuant to the terms of the Agreement, Hillman paid a cash purchase price of $47,339. The transaction was financed with additional borrowings under the Company's revolving credit facility. The STFS business is included in the Company’s Fastening, Hardware, and Personal Protective Solutions segment.
The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the STFS acquisition:

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
Minute Key Holdings, Inc.
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks, for a total consideration reflecting an enterprise value of $156,289. The Company financed the acquisition with the unfunded delayed draw term loan facility of $165,000. MinuteKey is headquartered in Boulder, Colorado and has operations in the United States and Canada. MinuteKey will be included in the Company's Consumer Connected Solutions reportable segments.
The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the MinuteKey acquisition:

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
Big Time Products
On October 1, 2018, the Company acquired NB Parent Company, LLC. and its affiliated companies including Big Time Products, LLC (collectively, "Big Time"), a leading provider of personal protective and work gear products ranging from work gloves, tool belts and jobsite storage for a purchase price of $348,834. Coinciding with the Big Time acquisition, the Company entered into an amendment (the "Amendment") to the Company's existing term loan credit agreement dated May 31, 2018 (the "Term Credit Agreement"). The Amendment provided approximately $365,000 of incremental term loans. Refer to Note 7 - Long-Term Debt for further details on the Term Credit Agreement and the associated Amendment. Big Time has business operations throughout North America and its financial results reside in the Company's Fastening, Hardware, and Personal Protective Solutions reporting segment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	40,828
Inventory	40,216
Other current assets	1,623
Property and equipment	3,703
Goodwill	130,863
Customer Relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	429,899
Less:
Liabilities assumed	(81,065)
Total purchase price	$348,834

The following table provides unaudited pro forma results of the combined entities of Hillman and Big Time, had the acquisition occurred at the beginning of fiscal 2017:

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
Sharp Systems, LLC
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100, including a contingent consideration provision with an estimated fair value of $18,100, with a maximum payout of $25,000 plus 1.8% of net knife-sharpening revenues for five years after the $25,000 is fully paid. Contingent consideration to be paid subsequent to December 28, 2019 is contingent upon several business performance metrics over a multi-year period. An amount of of the acquisition consideration totaling $18,100 remains payable to the seller. Resharp has existing operations in the United States and its operating results reside within the Company's Consumer Connected Solutions reportable segment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the Resharp acquisition:

Property and equipment	218
Goodwill	9,382
Technology	11,500
Total assets acquired	21,100
Less:
Contingent consideration payable	(18,100)
Net cash paid	$3,000

Pro forma financial information has not been presented for Resharp as their associated financial results are insignificant to the financial results of the Company on a standalone basis.
Other Acquisitions
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc. for a total purchase price of $3,135. The financial results of West Coast Washers, Inc. reside within the Company's Fastening, Hardware, and Personal Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes:
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017

United States based operations	$(101,197)	$(53,254)	$(24,624)
Non-United States based operations	(7,559)	(14,317)	(1,639)
Loss before income taxes	$(108,756)	$(67,571)	$(26,263)

Below are the components of the Company's income tax (benefit) provision for the periods indicated:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017

Current:
Federal & State	$1,235	$263	$164
Foreign	611	67	814
Total current	1,846	330	978
Deferred:
Federal & State	(23,675)	(11,679)	(85,461)
Foreign	(2,625)	(4,741)	(1,989)
Total deferred	(26,300)	(16,420)	(87,450)
Valuation allowance	19,084	18,160	1,561
Income tax expense/(benefit)	$(5,370)	$2,070	$(84,911)

The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $149,754 as of December 28, 2019 that are available to offset future taxable income. These carryforwards expire from 2027 to 2038. Approximately $59,611 of the U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. The Company noted that $2,503 of the MinuteKey NOLs are expected to expire prior to their utilization and has recorded a valuation allowance of $526 for the MinuteKey NOLs. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $27,008. A portion of these carryforwards expire from 2035 to 2039. Management anticipates utilizing all foreign NOLs prior to their expiration.

The Company has state NOL carryforwards with an aggregate tax benefit of $5,426 which expire from 2019 to 2039. The Company has recorded a valuation allowance of $2,709 in fiscal 2019 for the state NOLs expected to expire prior to utilization.
The Company has $908 of general business tax credit carryforwards which expire from 2019 to 2039. A valuation allowance of $287 has been maintained for a portion of these tax credits. The Company has $822 of foreign tax credit carryforwards which expire from 2019 to 2025. A valuation allowance of $822 has been established for these credits given insufficient foreign source income projected to utilize these credits.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 28, 2019 and December 29, 2018:

	As of December 28, 2019	As of December 29, 2018
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$10,043	$12,798
Bad debt reserve	868	838
Casualty loss reserve	498	405
Accrued bonus / deferred compensation	5,174	3,517
Deferred rent	80	995
Derivative security value	845	362
Interest limitation	30,533	14,187
Lease liabilities	16,487	—
Deferred revenue - shipping terms	315	301
Medical insurance reserve	—	12
Original issue discount amortization	3,372	3,649
Transaction costs	2,302	2,301
Federal / foreign net operating loss	38,478	47,171
State net operating loss	5,426	6,650
Tax credit carryforwards	2,636	4,984
All other	401	36
Gross deferred tax assets	117,458	98,206
Valuation allowance for deferred tax assets	(34,877)	(24,993)
Net deferred tax assets	$82,581	$73,213
Deferred Tax Liability:
Intangible asset amortization	$227,007	$238,929
Property and equipment	34,218	34,327
Lease assets	16,473	—
All other items	618	653
Deferred tax liabilities	$278,316	$273,909
Net deferred tax liability	$195,735	$200,696

Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities and generating sufficient taxable income prior to their expiration. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. In 2019, the Company established a valuation allowance in the amount of $16,720 against the portion of interest expense that is not currently deductible for domestic federal income tax due to the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") effective for the first year beginning after December 31, 2017. In addition, the Company established a valuation allowance of $2,709 on U.S. state NOLs due to the Company's inability to utilize the losses prior to expiration. Lastly, the Company liquidated its Luxembourg entity as of December 28, 2019 and is no longer reporting the Company's $23,600 of dual consolidated losses that were subject to a full valuation allowance. With this liquidation, the Company removed $9,579 from the cumulative valuation allowance for deferred tax assets.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	0.3%	0.9%	6.9%
State and local income taxes, net of U.S. federal income tax benefit	3.9%	(0.5)%	3.4%
Change in valuation allowance and other items	(18.9)%	(21.7)%	(6.5)%
Adjustment for change in tax law	—%	(0.9)%	281.4%
Adjustment of unrecognized tax benefits	—%	—%	1.4%
Permanent differences:
Acquisition and related transaction costs	—%	(2.7)%	—%
Meals and entertainment expense	(0.2)%	(0.3)%	(0.9)%
Reconciliation of tax provision to return	(0.2)%	—%	1.7%
Reconciliation of other adjustments	(1.0)%	1.1%	0.9%
Effective income tax rate	4.9%	(3.1)%	323.3%

The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 28, 2019. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 28, 2019 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$2,060
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	(959)
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101

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

During 2018, the Company became subject to additional provisions of the 2017 Tax Act including computations related to Global Intangible Low Taxed Income ("GILTI") and the IRC §163(j) interest limitation (Interest Limitation). In 2019, our effective tax rate includes $16,720 in income tax expense, a (15.4)% impact to the effective tax rate, related to the Interest Limitation.  Our 2018 effective tax rate includes the impact both GILTI and the Interest Limitation, which was approximately $11,700 in income tax expense, a (17.3)% impact to the effective tax rate.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 28, 2019.
7. Long-Term Debt:
The following table summarizes the Company’s debt:

	December 28, 2019	December 29, 2018
Revolving loans	$113,000	$108,200
Senior Term Loan, due 2025	1,047,653	1,058,263
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Finance leases & other obligations	2,275	1,213
	1,601,632	1,606,380
Unamortized premium on 11.6% Junior Subordinated Debentures	16,110	17,498
Unamortized discount on Senior Term Loan	(8,040)	(9,558)
Current portion of long term debt and capital leases	(11,358)	(10,985)
Deferred financing fees	(14,055)	(17,251)
Total long term debt, net	$1,584,289	$1,586,084

Revolving Loans and Term Loans
On May 31, 2018 the Company entered into a new credit agreement that includes a funded term loan for $530,000 and a unfunded delayed draw term loan facility ("DDTL") for $165,000 (collectively, "2018 Term Loan"). Concurrently, the Company also entered into a new asset-based revolving credit agreement ("ABL Revolver") for $150,000. The proceeds from the 2018 Term Loan and ABL Revolver were used to refinance previous debt obligations, revolvers and the associated fees and expenses. As mentioned in Note 5 - Acquisitions, the Company utilized the full $165,000 DDTL to finance the MinuteKey acquisition on August 10, 2018. Both the 2018 Term Loan and ABL Revolver require the Company to maintain certain financial and non-financial covenants. As of December 28, 2019, the Company is in compliance with all financial and non-financial debt covenants with our existing obligations and agreements with external lenders.

On October 1, 2018, the Company entered into an amendment (the "Term Amendment") to the aforementioned 2018 Term Loan agreement which provided an additional $365,000 of incremental term loan proceeds. These proceeds from the Amendment were used to (1) finance the acquisition of Big Time, (2) refinance certain pre-existing Big Time indebtedness, and (3) pay related transaction costs. Refer to Note 5 - Acquisitions for additional Big Time acquisition details.

On November 15, 2019, the Company entered into an amendment (the "ABL Amendment") to the aforementioned ABL Revolver agreement which provided an additional $100,000 of revolving credit, bringing the total available to $250,000.

The interest rate on the 2018 Term Loan is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus 4.00% per annum for LIBOR loans or an alternate base rate plus 3.00% per annum. The 2018 Term Loan

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

is payable in fixed installments of approximately $2,652 per quarter, with a balloon payment scheduled on the loan's maturity date of May 31, 2025.

The interest rate for the ABL Revolver is, at the discretion of the Company, either (1) adjusted LIBOR plus a margin of 1.25% to 1.75% per annum or (2) an alternate base rate plus a margin varying from 0.25% to 0.75% per annum. The maturity date for the ABL Revolver is November 15, 2024, provided that, if the 6.375% Senior Notes with a maturity date of July 15, 2022 remain outstanding in a principal amount in excess of $50,000 on April 15, 2022, the maturity date shall be April 15, 2022, unless, at the Company's sole discretion, the Company elects to take a reserve against the borrowing base in an amount equal to the amount of such excess and, after giving effect thereto, availability as of such date is equal to or greater than $30,000. Portions of the ABL Revolver are separately available for borrowing by the Company's United States subsidiary and Canadian subsidiary for $200,000 and $50,000, respectively.

In connection with the 2019 ABL Revolver refinancing activities, the Company recorded an additional $1,412 in deferred financing fees which are recorded as other non-current assets on the accompanying Consolidated Balance Sheets.
In connection with the 2018 refinancing activities, the Company recorded $14,293 in deferred financing fees and $9,950 in discount which were recorded as long term debt on the accompanying Consolidated Balance Sheets as of December 29, 2018. In connection with the ABL Revolver, the Company recorded $1,841 in deferred financing fees which were recorded as other non-current assets on the accompanying Consolidated Balance Sheets as of December 29, 2018.
The amounts outstanding under the 2018 Term Loan and ABL Revolver are guaranteed by the Company and, subject to certain exceptions, the Company's wholly-owned domestic subsidiaries and are secured by substantially all of the Company's and guarantor's assets.

As of December 28, 2019, the Revolver had an outstanding amount of $113,000 and outstanding letters of credit of approximately $17,001. The Company has approximately $119,999 of available borrowings under the revolving credit facility as a source of liquidity as of December 28, 2019.

6.375% Senior Notes, due 2022
On June 30, 2014, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Companies, Inc. and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each fiscal year.

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
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the TOPrS at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governs the TOPrS, the Trust is able to defer distribution payments to holders of the TOPrS for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2019 nor 2018.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company has determined that the Trust is a variable interest entity and the holders of the TOPrS are the primary beneficiaries of the Trust. Accordingly, the Company does not consolidate the Trust. Summarized below is the financial information of the Trust as of December 28, 2019:

December 28, 2019	Amount
Non-current assets - junior subordinated debentures - preferred	$121,553
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$124,814
Non-current liabilities - trust preferred securities	$121,553
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$124,814

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
The TOPrS constitute mandatory redeemable financial instruments. The Company guarantees the obligations of the Trust on the TOPrS. Accordingly, the guaranteed preferred beneficial interest in the Company's junior subordinated debentures is presented in long-term liabilities in the accompanying Consolidated Balance Sheets.
On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $16,110 and $17,498 as of December 28, 2019 and December 29, 2018, respectively.

The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 28, 2019 are as follows:

Year	Amount
2020	$10,609
2021	10,609
2022	340,609
2023	10,609
2024	123,609
Thereafter	1,103,312
$1,599,357

Note that future finance lease payments were excluded from the maturity schedule above. Refer to Note 8 - Leases.
Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 13 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Leases:
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
The components of operating and finance lease cost for the year ended December 28, 2019 were as follows:

Year Ended December 28, 2019
Operating lease cost	$19,456
Short term lease costs	2,587
Variable lease costs	2,731
Finance lease cost:
Amortization of right of use assets	616
Interest on lease liabilities	115

Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $24,774, $19,281 and $16,814 in the year ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 28, 2019:

	Operating Leases(1)	Finance Leases
Weighted average remaining lease term	7.88	3.46
Weighted average discount rate	7.81%	6.49%
(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on December 30, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Supplemental balance sheet information related to the Company's finance leases as of December 28, 2019:

December 28, 2019
Finance lease assets, net, included in property plant and equipment	$2,101

Current portion of long-term debt	749
Long-term debt, less current portion	1,526
Total principal payable on finance leases	$2,275
Supplemental cash flow information related to our operating leases was as follows for the year ended December 28, 2019:

Year Ended December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$18,668
Operating cash outflow from finance leases	104
Financing cash outflow from finance leases	683

As of December 28, 2019, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 28, 2019:

	Operating Leases	Finance Leases
Less than one year	$17,525	$873
1 to 2 years	15,956	712
2 to 3 years	13,925	456
3 to 4 years	12,045	383
4 to 5 years	11,716	127
After 5 years	43,591	—
Total future minimum rental commitments	114,758	2,551
Less - amounts representing interest	(30,072)	(276)
Present value of lease liabilities	$84,686	$2,275

As of December 29, 2018, minimum lease payments under non-cancellable operating leases by period were expected to be as follows:

Operating Leases
Less than one year	$17,326
1 to 2 years	14,736
2 to 3 years	13,305
3 to 4 years	12,012
4 to 5 years	9,541
After 5 years	16,664
Total future minimum rental commitments	$83,584

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
As of December 28, 2019 and December 29, 2018, the Company's Consolidated Balance Sheets included $1,911 and $1,905, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $355 and $545 as of December 28, 2019 and December 29, 2018, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 13 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional detail.
During the years ended December 28, 2019, December 29, 2018, and December 30, 2017 distributions from the deferred compensation plan aggregated $686, $849, and $289, respectively.
10. Equity and Accumulated Other Comprehensive Income:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 28, 2019 and December 29, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 31, 2016 to December 28, 2019 including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

Foreign Currency Translation
Balance at December 31, 2016	$(34,382)
Other comprehensive income before reclassifications	8,483
Amounts reclassified from other comprehensive income¹	(638)
Net current period other comprehensive loss	7,845
Balance at December 30, 2017	(26,537)
Other comprehensive income before reclassifications	(11,104)
Amounts reclassified from other comprehensive income²	51
Net current period other comprehensive income	(11,053)
Balance at December 29, 2018	(37,590)
Other comprehensive loss before reclassifications	5,533
Amounts reclassified from other comprehensive income³	17
Net current period other comprehensive income	5,550
Balance at December 28, 2019	$(32,040)

1.
In the year ended December 30, 2017, the Company fully liquidated its Australian subsidiary and reclassified the cumulative translation adjustment to income. The $638 gain was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).

2.
In the year ended December 29, 2018, the Company fully liquidated four subsidiaries within the Canada reportable segment: Hillman Group GP1, LLC, Hillman Group GP2, LLC, HGC1 Financing LP, and HGC2 Holding LP and reclassified the cumulative translation adjustment to income. The $51 loss was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).

3.
In the year ended December 28, 2019, the Company fully liquidated its Luxembourg subsidiary which results resides within the Canada reportable segment. The $17 loss was recorded as other income on the Consolidated Statement of Comprehensive Income (Loss).

11. Stock Based Compensation:
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021 shares of its common stock. Effective August 10, 2018, the number of shares within the stock option pool increased to 50,000. Effective July 29, 2019 the number of shares within the pool increased to 84,008.
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
The fair value of 58,860 time-vested options outstanding as of December 28, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.27% to 3.17%, expected volatility assumed to be 31.5%, and expected term of 6.25 years. The fair value of an option in whole dollars was $334.25.
In the year ended December 30, 2017, the Company modified the vesting period of the outstanding awards, reducing the vesting period to four years from five years. The modification of the vesting term resulted in $687 of additional expense for the year ended December 30, 2017.
Stock option compensation expense of $2,312, $1,590, and $1,984 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. As of December 28, 2019, there was $12,323 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 3.32 years.
As of December 28, 2019, there were 22,840 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the year ended December 28, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share (in whole dollars)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 29, 2018	47,542	$1,036	7 years
Exercisable at December 29, 2018	—	—	—
Granted	38,603	$—	—
Exercised or converted	100	—	—
Forfeited or expired	4,345	$—	—
Outstanding at December 28, 2019	81,700	$1,207	8 years
Exercisable at December 28, 2019	27,822	$1,000	5 years

In fiscal year ended December 28, 2019, 100 options were exercised. In fiscal year ended December 29, 2018, 200 options were exercised. There were no options exercised in fiscal year ended December 30, 2017. The aggregate intrinsic value of options outstanding as of December 28, 2019 was $11,997.
As of December 28, 2019, there were 2,143 shares of restricted stock outstanding under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions lapse in one quarter increments on each of the three anniversaries of the award date, and one quarter on the completion of the relocation the recipient to the Cincinnati area or earlier in the event of a change in control. The number of unvested shares of restricted stock was 2,143 as of December 28, 2019 however expense is recognized over the service period. The weighted average grant date fair value of unvested restricted stock was $1,168 as of December 28, 2019. There were no restricted shares granted during fiscal year ended December 29, 2018.
A summary of the Company's restricted stock activity for the year ended December 28, 2019 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 29, 2018	275	$1,000
Granted	2,143	1,168
Vested	(275)	1,000
Forfeited	—	—
Unvested at December 28, 2019	2,143	$1,168

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Restricted stock compensation expense of $669, $0, and $500 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

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
The fair value of the 2018 Swaps were $3,592 as of December 28, 2019 and they were reported on the accompanying Consolidated Balance Sheets in other non-current liabilities. The total impact of all the interest rate swaps to other (income) expense recorded in the Consolidated Statement of Comprehensive Income (Loss) was an unfavorable change of $2,608 in fair value since December 29, 2018.
The fair value of the 2018 Swap 1 was $394 as of December 29, 2018 and was reported on the accompanying Consolidated Balance Sheets within other current assets. The fair value of the 2018 Swap 2 was $1,378 and was reported on the accompanying Consolidated Balance Sheets within other current liabilities as of December 29, 2018. The total impact resulted in a decrease in other (income) expense recorded in the Consolidated Statement of Comprehensive Income (Loss) for the unfavorable change of $592 in fair value since December 30, 2017.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts
During fiscal 2017, 2018, and 2019, the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$1,326 and C$5,790 as of December 28, 2019 and December 29, 2018, respectively. The total fair value of the foreign currency forward contracts was $12 and $(152) as of December 28, 2019 and December 29, 2018, respectively, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. An increase (decrease) in other income of $50 and $(384) was recorded in the Consolidated Statement of Comprehensive Income (Loss) for the change in fair value during years ended December 28, 2019 and December 29, 2018, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Consolidated Statement of Comprehensive Income (Loss).
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 28, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(3,592)	—	(3,592)
Foreign exchange forward contracts	—	12	—	12
Contingent consideration payable	—	—	(18,100)	(18,100)

	As of December 29, 2018
	Level 1	Level 2	Level 3	Total
Trading securities	$1,905	$—	$—	$1,905
Interest rate swaps	—	(984)	—	(984)
Foreign exchange forward contracts	—	(152)	—	(152)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 28, 2019 and December 29, 2018, the interest rate swaps were included in other non-current and current liabilities, respectively, on the accompanying Consolidated Balance Sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

intervals during the term of the forward contract. As of December 28, 2019 and December 29, 2018, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019. Refer to Note 5 - Acquisitions for additional details. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure as well as the projection risk. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability's estimated value. As of December 28, 2019, the contingent consideration was recorded as $2,275 within other current liabilities and $15,825 within non-current liabilities on the accompanying Consolidated Balance Sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 28, 2019 and December 29, 2018 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 28, 2019		December 29, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$327,222	$305,250	$326,110	$267,300
Junior Subordinated Debentures	124,814	148,731	126,202	130,636

Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 28, 2019 and December 29, 2018 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 28, 2019 and December 29, 2018 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 12 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 7 - Long-Term Debt.
14. Restructuring
Canadian Restructuring Plan
During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. Plans were finalized during the fourth quarter of 2018. The Company expects to incur restructuring related charges and capital expenditures in our Canada segment over the next year as plans are finalized. Charges incurred in the current year include:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 28, 2019	Year Ended December 29, 2018
Facility consolidation (1)
Inventory valuation adjustments	$3,799	$8,694
Labor expense	1,751	503
Consulting and legal fees	225	314
Other	2,710	116
Gain on sale of building	—	(6,104)
Severance	617	—

Exit of certain lines of business (2)
Inventory valuation adjustments	535	1,152
Asset impairments	(458)	837
Severance	—	2,749
Other	488	—
Total	$9,667	$8,261

(1)
Facility consolidation includes inventory valuation adjustments associated with SKU rationalization, labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, the gain on the sale of an existing building, and other expenses. The labor, consulting, and legal expenses were included in selling, general and administrative expense ("SG&A") on the Consolidated Statement of Comprehensive Income (Loss). The inventory valuation adjustments were included in cost of sales on the Consolidated Statement of Comprehensive Income (Loss).

(2)
As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included adjustments to write inventory down to net realizable value, asset impairment charges, and employee severance, which were included in cost of sales, other income and expense, and SG&A on the Consolidated Statement of Comprehensive Income (Loss), respectively.

The following represents the roll forward of restructuring reserves for the year ended December 28, 2019:

	Balance as of December 29, 2018	Impact to Earnings	Cash Paid	Balance as of December 28, 2019
Severance and related expense	$1,537	$617	$(1,033)	$1,121

During the year ended December 28, 2019, the Company paid approximately $1,033 in severance and related expense related to the Canada Restructuring Plan.
United States Restructuring Plan
During fiscal 2019, the Company began implementing a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the recent acquisitions described in Note 5 - Acquisitions. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal 2019. The Company expects to incur restructuring related charges in the Fastening, Hardware, and Personal Protective Solutions segment and in the Consumer Connected Solutions segment over the next fiscal year as the plans are implemented. Charges incurred in the current year include:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Year Ended December 28, 2019
Inventory valuation adjustments	$5,707
Severance	3,820
Total	$9,527

The following represents a roll forward of the restructuring reserves for the year ended December 28, 2019:

	Balance as of December 29, 2018	Impact to Earnings	Cash Paid	Balance as of December 28, 2019
Severance and related expense	$—	$3,820	$(534)	$3,286

During the year ended December 28, 2019, the Company paid approximately $534 in severance and related expense related to the United States Restructuring Plan.

15. Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,977 recorded for such risk insurance reserves is adequate as of December 28, 2019.
As of December 28, 2019, the Company has provided certain vendors and insurers letters of credit aggregating $17,001 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,464 recorded for such group health insurance reserves is adequate as of December 28, 2019.

The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. On March 16, 2018, the Department published updated results, which were finalized upon the completion of review of appeals in April 2018. Based on final results, our liability was reduced to $2,446. The Company recorded income of $3,829 in fiscal 2018, which is included in Cost of Sales on the Company's Consolidated Statement of Comprehensive Income (Loss). In fiscal 2017, the Company recorded an expense of $6,274 based on our initial assessment of this matter. There were no related charges in fiscal 2019.

On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman Group. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. The Delaware Court has not yet issued a Scheduling Order in the case.
Management and legal counsel for the Company are of the opinion that KeyMe's claim is without merit and the Company should prevail in defending the suit. The Company is unable to estimate the possible loss or range of loss at this early stage in the case.
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

16. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Cash paid during the period for:
Interest on junior subordinated debentures	$11,211	$12,230	$12,230
Interest	$94,461	$56,879	$48,511
Income taxes, net of refunds	$(489)	$1,027	$295

17. Quarterly Data (unaudited):

2019	First	Second	Third	Fourth	Total
Net sales	$287,659	$324,628	$317,277	$284,798	$1,214,362
Income (loss) from operations	265	8,546	9,952	(11,068)	7,695
Net loss	(35,268)	(19,495)	(14,526)	(34,097)	(103,386)
2018	First	Second	Third	Fourth	Total
Net sales	$207,595	$246,154	$243,839	$276,587	$974,175
Income (loss) from operations	8,060	13,011	6,647	(275)	27,443
Net loss	(10,317)	(13,531)	(10,708)	(35,085)	(69,641)

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
For the year ended December 28, 2019, the largest three customers accounted for 52.5% of sales and 42.0% of the year-end accounts receivable balance. For the year ended December 29, 2018, the largest three customers accounted for 50.7% of sales and 48.8% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company's total sales in 2019, 2018, or 2017.
In each of the years ended December 28, 2019, December 29, 2018, and December 30, 2017, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from the above mentioned customers as percentage of total revenue for each of the years ended:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Lowe's	20.7%	20.8%	21.1%
Home Depot	24.0%	21.8%	16.7%

19. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 28, 2019.
The segments are as follows:

•	Fastening, Hardware, and Personal Protective Solutions

•	Consumer Connected Solutions

•	Canada
The Fastening, Hardware, and Personal Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Consumer Connected Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories.
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
The Company uses profit or loss from operations to evaluate the performance of its segments, and does not include segment assets or non-operating income/expense items for management reporting purposes. Profit or loss from operations is defined as income from operations before interest and tax expenses. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's chief operating decision maker ("CODM").

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In the year ended December 29, 2018 the Company acquired Minute Key and Big Time (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). Minute Key is included in our Consumer Connected Solutions segment while Big Time is included in our Fastening, Hardware, and Personal Protective Solutions segment. In the year ended December 30, 2017 the Company acquired STFS which is included in our Fastening, Hardware, and Personal Protective Solutions segment.
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 28, 2019, December 29, 2018, and December 30, 2017.

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Revenues
Fastening, Hardware, and Personal Protective Solutions	$853,016	$636,717	$528,969
Consumer Connected Solutions	236,086	196,043	171,598
Canada	125,260	141,415	137,801
Total revenues	$1,214,362	$974,175	$838,368
Segment Income (Loss) from Operations
Fastening, Hardware, and Personal Protective Solutions	$14,204	$18,555	$7,765
Consumer Connected Solutions	3,385	17,705	24,800
Canada	(9,894)	(8,817)	2,939
Total segment income from operations	$7,695	$27,443	$35,504

20. Subsequent Events
COVID-19

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our distribution centers remain open in the US, Canada, and Mexico. The Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2016	$907
Additions charged to cost and expense	282
Deductions due to:
Others	(68)
Ending Balance - December 30, 2017	1,121
Additions charged to cost and expense	(40)
Deductions due to:
Others	(235)
Ending Balance - December 29, 2018	846
Additions charged to cost and expense	790
Deductions due to:
Others	255
Ending Balance - December 28, 2019	$1,891

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 28, 2019). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 28, 2019. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
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

Changes in Internal Control over Financial Reporting.
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (60)
President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2019. Mr Cahill joined Hillman on July 25, 2019 as Executive Chairman, Senior Executive Officer. Prior to joining Hillman, Mr. Cahill was a Managing Director of CCMP from July 2014 to July 2019 and was a member of CCMP's Investment Committee and previously was an Executive Adviser of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served for eight years as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company, through to its sale to MARS Inc. in 2006. From 2006 to 2009 Mr. Cahill served as president of Mars Petcare U.S.. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and the Visitor Board at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Adviser to Mars Incorporated. Mr. Cahill previously served as a director of Banfield Pet Hospital from 2006 to 2016, Ollie’s Bargain Outlet from 2013 to 2016, Jamieson Laboratories from 2014 to 2017, Founder Sport Group from 2016 to 2019, and Shoes for Crews from 2015 to 2019. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Max W. Hillman, Jr. (73)
Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. Mr. Hillman currently serves on the boards of Sunsource Technology Services Inc., and LEM Products. Mr. Hillman previously served as a director of State Industrial Products from 2006 to 2011; and on Woodstream Corp. from 2007 to 2015; and Westchester Holdings from 2012 to 2019. Mr. Hillman's qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group.

Aaron Jagdfeld (48)
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

Kevin M. Mailender (42)
Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management since 2013 (where he has been employed since 2002). Mr. Mailender is a member of Oak Hill Capital Management's investment committee. Mr. Mailender currently serves on the boards of Earth Fare and Checkers Drive-In Restaurants. Mr. Mailender previously served as a director of Berlin Packaging from 2014 to 2017, Dave & Buster’s Entertainment, Inc. from 2010 to 2016 and the IMAGINE Group from 2016 to 2019. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

Name and Age	Position and Five-year Employment History
David A. Owens (57)
Mr. Owens has served as a director since April 2018. Mr. Owens has been a Professor at Vanderbilt University's Owen Graduate School of Business since August 2009. At Vanderbilt, Mr. Owens has taught The Practice of Management. Mr. Owens was selected to serve on our board of directors due to his financial and business experience.

Joseph M. Scharfenberger, Jr. (48)
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

Kristin S. Steen (36)
Ms. Steen is a Managing Director in the New York office of CCMP Capital. Prior to joining CCMP in June 2011 she worked for affiliates of Lone Star Funds and HBK Capital Management. She also worked at CCMP from 2005 to 2008. Ms. Steen currently serves on the board of directors of Shoes For Crews. Ms. Steen was selected to serve on our board of directors due to her financial, investment, and business experience.

Tyler J. Wolfram (53)
Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been the Chief Executive Officer of Oak Hill Capital Management since 2018, Managing Partner since 2013 and Partner since 2002. Mr. Wolfram is Chairman of Oak Hill's Investment Committee. Mr. Wolfram currently serves on the boards of Berlin Packaging, Checkers Drive- In Restaurants, and The IMAGINE Group. Mr. Wolfram previously served as a director of Duane Reade Holdings, Inc. from 2004 to 2010, NSA International, Inc. from 2006 to 2013, and Dave & Buster's Entertainment, Inc. from 2010 to 2016. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (66)
Mr. Woodlief has served as director since February 2015. Mr. Woodlief has been an independent financial consultant since 2007 and an Adjunct Professor of Management at Vanderbilt University's Owen Graduate School of Business since October 2010. At Vanderbilt, Mr. Woodlief has taught Financial Statement Research and Financial Statement Analysis. Mr. Woodlief also currently serves as a Visiting Instructor of Accounting at Sewanee: The University of the South. Prior to 2008, Mr. Woodlief was Vice President and Chief Financial Officer of Doane Pet Care, a global manufacturer of pet products. Prior to 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified manufacturer of consumer and industrial products. Mr. Woodlief began his career in 1979 at KPMG Peat Marwick in Houston, Texas, progressing to the Senior Manager level in the firm's Energy and Natural Resources practice. Mr. Woodlief was a certified public accountant. Mr. Woodlief currently serves on the board of trustees, and chairs the Finance Committee, of Sewanee St. Andrew’s School. Mr. Woodlief was selected to serve on our board of directors due to his financial and business experience.

Richard F. Zannino (61)
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
The current members of the Audit Committee are Aaron Jagdfeld and Philip K. Woodlief, both of whom are considered independent under the Securities and Exchange Commission ("SEC") standards and the NYSE AMEX listing standards. In addition, Kevin M. Mailender and Richard F. Zannino have observer rights with the Audit Committee. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The Board of Directors has determined that each of Messrs. Jagdfeld and Woodlief as an “audit committee financial expert” within the meaning of applicable rules of the SEC.
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
Stock Options and Restricted Stock
Employees are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco

Board of Directors. In fiscal year 2019, the Holdco Board of Directors granted 38,603 options to employees. These option grants included options subject to service-vesting (in four equal annual installments beginning on the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price. Additionally, executives are also eligible to receive discretionary grants of restricted shares.
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
Douglas J. Cahill (60)
President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2019. Mr Cahill joined Hillman on July 25, 2019 as Executive Chairman, Senior Executive Officer. Prior to joining Hillman, Mr. Cahill was a Managing Director of CCMP from July 2014 to July 2019 and was a member of CCMP's Investment Committee and previously was an Executive Adviser of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served for eight years as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company, through to its sale to MARS Inc. in 2006. From 2006 to 2009 Mr. Cahill served as president of Mars Petcare U.S.. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and the Visitor Board at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Adviser to Mars Incorporated. Mr. Cahill previously served as a director of Banfield Pet Hospital from 2006 to 2016, Ollie’s Bargain Outlet from 2013 to 2016, Jamieson Laboratories from 2014 to 2017, Founder Sport Group from 2016 to 2019, and Shoes for Crews from 2015 to 2019. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Robert O. Kraft (48)
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

Jon Michael Adinolfi (43)
Divisional President, Fastening, Hardware, and Personal Protective Solutions of The Hillman Companies, Inc. and The Hillman Group, Inc. since July 2019. Prior to joining Hillman, Mr. Adinolfi served as President of US Retail for Stanley Black & Decker from November 2016 - July 2019. Prior to which he served as President of Hand Tools for Stanley Black & Decker from October 2013 - December 2016. From June 2011 - September 2013 he served as the CFO - North America, CDIY for Stanley Black & Decker.

George S. Murphy (54)
Executive Vice President, Sales of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2019. Mr. Murphy severed as Executive Vice President of Sales of our Big Time Products division from January 2018 - October 2019 and the President of Home Depot Sales from March 2016- Jan 2018. Prior to joining Big Time Products, Mr. Murphy served as Senior Director of Sales for Master lock from June 2007 - March 2016.

Jarrod T. Streng (40)
Divisional President, Personal Protective Solutions & Corporate Marketing of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2019. Mr. Streng served as Executive Vice President Marketing & Operations of our Big Time Products Division from 2018- 2019 and was the Senior Vice President of Marketing for Big Time Products from 2017-2018. Prior to joining Big Time Products, Mr. Streng served as the Vice President of Brand Management and Development for Plano Synergy from 2014-2017.

Gregory J. Gluchowski (53)
Former President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. from September 2015 through September 2019. Prior to joining Hillman, Mr. Gluchowski served as President, Hardware & Home Improvement of Spectrum Brands Holdings Inc. and a former division of Stanley Black and Decker since January 2010. Prior to 2010, Mr. Gluchowski held positions of increasing responsibility at Black & Decker in operations, supply chain, and general management roles after joining the company in 2002. Mr. Gluchowski started his career with the Wire & Cable Division of Phelps Dodge Corporation in 1988. Mr. Gluchowski currently serves on the boards of American Outdoor Brands Corporation and Milacron Corporation. Mr. Gluchowski resigned from the Company on September 13, 2019.

All executive officers hold office at the pleasure of the Board of Directors.

Item 11 – Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2019:

•	Douglas J. Cahill, President and Chief Executive Officer

•	Robert O. Kraft, Chief Financial Officer and Treasurer

•	Jon Michael Adinolfi, Divisional President, Fastening, Hardware, and Personal Protective Solutions

•	George S. Murphy, Executive Vice President, Sales

•	Jarrod T. Streng, Divisional President, Personal Protective Solutions & Corporate Marketing

•	Gregory J. Gluchowski, Jr., Former President and Chief Executive Officer
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
Compensation packages in 2019 for the Company's NEOs were comprised of the following elements:

Short-Term Compensation Elements
Element	Role and Purpose
Base Salary	Attract and retain executives and reward their skills and contributions to the day-to-day management of our Company.
Annual Performance-Based Bonuses
Motivate the attainment of annual Company and division, financial, operational, and strategic goals by paying bonuses determined by the achievement of specified performance targets with a performance period of one year.

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
The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), Douglas J. Cahill. Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman's compensation programs.
Determination of CEO Compensation
The Compensation Committee determines the level of each element of compensation for our CEO and presents its recommendations to the full Board of Directors for review and approval. Consistent with its determination process for other NEOs, the Compensation Committee considers a variety of factors when determining compensation for our CEO, including past corporate and individual performance, general market survey data for similar size companies, and the degree to which the individual's contributions have the potential to influence the outcome of the Company's short and long-term operating goals and alignment with shareholder value.
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the National Association of Manufacturers, the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize an executive compensation consultant during fiscal years 2019, 2018, or 2017.
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
The rate of annual base salary for each NEO for fiscal years 2019, 2018, or 2017 are set forth below.

Name	2019 Base Salary	2018 Base Salary	2017 Base Salary
Douglas J. Cahill (1)	$650,000	$—	$—
Robert O. Kraft (2)	$415,000	$415,000	$415,000
Jon Michael Adinolfi (3)	$400,000	$—	$—
George S. Murphy (4)	$350,000	$350,000	$—
Jarrod T. Streng (5)	$350,000	$350,000	$—
Gregory J. Gluchowski, Jr. (6)	$650,000	$650,000	$650,000

(1)	Mr. Cahill was hired effective July 29, 2019 as Executive Chairman, Senior Executive Officer. Promoted to President and Chief executive officer September 16, 2019.

(2)	Mr. Kraft was hired effective November 1, 2017.

(3)	Mr. Adinolfi was hired effective July 15, 2019.

(4)	Mr. Murphy was hired effective October 1, 2018.

(5)	Mr. Streng was hired effective October 1, 2018

(6)	Mr. Gluchowski resigned effective September 13, 2019.
The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2019 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around March. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2019. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.

2019 Target and Maximum Bonus

Name	2019 Minimum Bonus as Percentage of Base Salary	2019 Target Bonus as Percentage of Base Salary	2019 Maximum Bonus as Percentage of Base Salary
Douglas J. Cahill	50%	100%	150%
Robert O. Kraft	30%	60%	90%
Jon Michael Adinolfi	25%	50%	75%
George S. Murphy	32%	50%	69%
Jarrod T. Streng	32%	50%	69%
Gregory J. Gluchowski, Jr.	50%	100%	150%
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
The table below shows the performance criteria for fiscal year 2019 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.
2019 Performance Criteria and Relative Weight

Name	EBITDA	Free Cash Flow	Personal Protective EBTIDA	Personal Protective Net Sales
Douglas J. Cahill	70%	30%	—%	—%
Robert O. Kraft	70%	30%	—%	—%
Jon Michael Adinolfi	70%	30%	—%	—%
George S. Murphy	6%	4%	85%	5%
Jarrod T. Streng	6%	4%	85%	5%
Gregory J. Gluchowski, Jr.	70%	30%	—%	—%
For 2019, the bonus criteria for all NEOs included two company performance goals measured by 1) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company's common stock, and 2) free cash flow ("FCF") defined as EBITDA less the change in working capital, less capital expenditures, less cash restructuring items. Bonus criteria for Mr. Murphy and Mr. Streng included two segment specific performance goals measured by 1)EBITDA as adjusted for other items included in the calculation of the fair value of the Company's common stock for our Personal Protective business, and 2)net sales annual operating plan for our Personal Protective business. If performance targets are not met, bonus payouts are discretionary. For the bonus to be funded, the EBITDA target must meet the threshold.
Long-Term Compensation Elements
Stock Options and Restricted Shares
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 84,008 stock options. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. In the year ended December 28, 2019, 34,533 stock options and 2,143 shares of restricted stock were granted to NEOs.

Long Term Cash Retention Plan
In 2018, we rolled out a long term cash retention incentive. The long term cash incentive plan ("LTCI") is designed to align executive interests, create accountability and retain executives through the integration of Hillman’s various acquisitions. The LTCI is tied to the achievement of 2020 target EBTIDA for our recently acquired businesses (MinuteKey and Big Time) along with the core Hillman business. The LTCI was granted to executives involved with the integration of the acquired businesses. The table below shows the LTCI payout amounts based on the achievement of threshold, target, and maximum 2020 EBITDA as defined by the plan.

Long Term Cash Retention Plan Target and Maximum Bonus

Name	Threshold	Target	Maximum
Robert O. Kraft	$500,000	$1,000,000	$1,500,000
George S. Murphy	680,000	1,360,000	2,040,000
Jarrod T. Streng	680,000	1,360,000	2,040,000
Gregory J. Gluchowski, Jr.(1)	345,000	690,000	1,035,000

(1)	Mr. Gluchowski is eligible to receive a payout equal to the pro-rata share earned under the long term cash retention plan.
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

Nonqualified Deferred Compensation Plan
All NEOs and certain other employees are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. The Company contributes a matching contribution of 25% on the first $10,000 of employee deferrals.
Perquisites
Mr. Adinolfi, Mr. Murphy, and Mr. Streng are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700, $750, and $750, respectively, per month. Mr. Gluchowski was entitled to $1,050 per month.
Miscellaneous
The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for filing with the Securities and Exchange Commission.
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

Summary Compensation Table
The following table sets forth compensation that the Company's principal Chief Executive Officer ("CEO"), principal Chief Financial Officer ("CFO"), and each of the next three highest paid executive officers of the Company, or the NEOs, earned during the years ended December 28, 2019, December 29, 2018, and December 30, 2017 in each executive capacity in which each NEO served. Mr. Cahill served as both an officer and director (upon joining Hillman in July 2019) but did not receive any compensation from the Company with respect to his role as a director. Mr. Gluchowski served as both an officer and director (upon his election to the Board of Directors effective September 8, 2015 through his resignation in 2019) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Nonqualified Deferred Compensation Earnings(6)	Compensation - All Other(7)	Total
Douglas J. Cahill (8) President and CEO The Hillman Companies, Inc.	2019	$262,500	$—	$—	$11,113,635	$190,249	$—	$1,500	$11,567,884
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Robert O. Kraft (9) CFO and Treasurer The Hillman Companies, Inc.	2019	415,000	—	—	—	171,150	—	17,945	604,095
	2018	415,000	—	—	257,692	—	—	17,907	690,599
	2017	60,654	—	—	390,623	—	—	1,380	452,657
Jon Michael Adinolfi (10) Divisional President, Fastening Hardware, and Personal Protective Solutions, The Hillman Companies, Inc.	2019	176,923	—	2,503,024	400,999	137,470	—	923	3,219,339
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
George S. Murphy (11) Executive Vice President, Sales, The Hillman Companies, Inc.	2019	347,308	50,000	—	—	12,142	—	1,268,595	1,678,045
	2018	87,500	—	—	177,672	104,890	—	3,542	373,604
	2017	—	—	—	—	—	—	—	—
Jarrod T. Streng (11) Divisional President, Personal Protective Solutions & Corporate Marketing, The Hillman Companies, Inc.	2019	347,308	50,000	—	—	12,142	—	1,268,493	1,677,943
	2018	87,500	—	—	177,672	104,890	—	3,293	373,355
	2017	—	—	—	—	—	—	—	—
Gregory J. Gluchowski, Jr. (12) Former President and CEO The Hillman Companies, Inc.	2019	525,000	—	—	—	—	—	1,408,604	1,933,604
	2018	650,000	—	—	—	—	—	39,168	689,168
	2017	615,400	—	—	—	472,875	—	25,577	1,113,852

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

(7)
Compensation - All Other consists of matching contributions to the Defined Contribution Plans and the Deferred Compensation Plan. In addition, this includes the car allowance for each NEO ($10,177 in 2019 and $12,600 in 2018 and 2017 for Mr. Gluchowski.) The year ended December 28, 2019 includes $1,250,000 in stay bonuses for both Mr. Murphy and Mr. Streng. Additionally, in the year ended December 28, 2019, Mr. Gluchowski received severance upon his resignation, (see footnote 12 below for additional details). No other items included in all other compensation were individually significant (greater than $10,000) for any period presented.

(8)	Mr. Cahill was hired effective July 29, 3019 as Executive Chairman, Senior Executive Officer. Promoted to President and Chief Executive Officer September 16, 2019.

(9)	Mr. Kraft was hired effective November 1, 2017.

(10)	Mr. Adinolfi was hired effective July 15, 2019.

(11)	Mr. Murphy and Mr. Streng were hired effective October 1, 2018.

(12)
Mr. Gluchowski was hired effective September 8, 2015 and resigned from the Company on September 13, 2019. Mr. Gluchowski received severance upon his resignation. His severance included thirteen months of his base salary, his target bonus for fiscal year 2019, and continuation of health care coverage through December 31, 2020.

Grants of Plan-Based Awards in Fiscal Year 2019
The following table summarizes the equity incentive awards granted to NEOs in 2019:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)
Douglas J. Cahill	7/29/2019	$325,000	$650,000	$975,000	—	33,333	1,400	11,113,635
Robert O. Kraft	3/11/2019	124,500	249,000	373,500	—	—	—	—
Jon Michael Adinolfi	7/15/2019	100,000	200,000	300,000	2,143	1,200	1,400	400,999
George S. Murphy	3/11/2019	112,000	175,000	241,500	—	—	—	—
Jarrod T. Streng	3/11/2019	112,000	175,000	241,500	—	—	—	—
Gregory J. Gluchowski, Jr.	3/11/2019	325,000	650,000	975,000	—	—	—	—

(1)
The amounts in this table granted on March 11, 2019, reflect the 2019 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company's 2019 performance bonus plan. Each NEO's overall target and maximum performance-based bonus for 2019 was determined as a percentage of base salary. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2019 annual performance bonus and Incentive Bonus payments

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

Outstanding Equity Awards at 2019 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 28, 2019.

	Option Awards (1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted Common Stock that have not vested	Market value of shares of restricted Common Stock that have not vested
Douglas J. Cahill	—	33,333.0000	—	1,400	7/29/2029	—	$—
Robert O. Kraft	750.0000	750.0000	1,500.0000	1,000	11/1/2027	—	—
	156.250	468.7500	625.0000	1,200	8/30/2028	—	—
Jon Michael Adinolfi	—	1,200.0000	—	1,400	7/15/2029	2,143	2,818,045
George S. Murphy	106.2500	318.7500	425.0000	1,200	10/1/2028	—	—
Jarrod T. Streng	106.2500	318.7500	425.0000	1,200	10/1/2028	—	—
Gregory J. Gluchowski, Jr.	4,217.5000	—	4,217.5000	1,000	9/8/2025	—	—

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

2)
During the year ended December 29, 2019, the Company granted Mr. Adinolfi shares of restricted stock under the 2014 Equity Incentive Plan. The restrictions lapse in one quarter increments on each of the three anniversaries of the award date, and one quarter on the completion of the relocation of Mr. Adinolfi to the Cincinnati area or earlier in the event of a change in control.

Option Exercises and Stock Vested During Fiscal Year 2019
No NEO exercised any stock options during the year ended December 28, 2019. There were no other stock-based awards eligible for vesting during fiscal year 2019.

Nonqualified Deferred Compensation for Fiscal Year 2019
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 28, 2019:

Name	Executive Contributions(1)	Company Matching Contributions(2)	Aggregate Earnings(3)	Aggregate Withdrawal/ Distributions	Aggregate Balance at 12/28/2019(4)
Douglas J. Cahill	$—	$—	$—	$—	$—
Robert O. Kraft	12,450	2,500	3,674	—	29,860
Jon Michael Adinolfi	—	—	—	—	—
George S. Murphy	—	—	—	—	—
Jarrod T. Streng	—	—	—	—	—
Gregory J. Gluchowski, Jr.	31,500	2,500	21,126	—	135,764

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

The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2019 annual rates of return indicated for each):

Aberdeen Emerging Markets Institutional (20.42%)	Goldman Sachs International Small Cap Insights A Fund (21.20%)	Vanguard Target Retirement Income Fund (13.16%)
American Funds Washington Mutual R3 (25.12%)	Janus Henderson Small Cap Value T (26.03%)	Vanguard Target Retirement 2020 Fund (17.63%)
BNY Mellon Mid Cap Index Inv (25.56%)	Loomis Sayles Core Plus Bond Y Fund (8.96%)	Vanguard Target Retirement 2025 Fund (19.63%)
Columbia Small Cap Index Inst (22.61%)	Morley Stable Value Fund (2.22%)	Vanguard Target Retirement 2030 Fund (20.07%)
Fidelity 500 Index Institutional Fund (31.47%)	PIMCO All Asset Institutional Fund (12.21%)	Vanguard Target Retirement 2035 Fund (22.44%)
Fidelity Contrafund (29.98%)	PIMCO Real Return Institutional Fund (8.52%)	Vanguard Target Retirement 2040 Fund (23.86%)
Fidelity Emerging Markets Index (18.26%)	T. Rowe Price Dividend Growth Fund 31.02%)	Vanguard Target Retirement 2045 Fund (24.94%)
Fidelity Government Money Market (1.84%)	T. Rowe Price Mid-Cap Growth Advantage (31.19%)	Vanguard Target Retirement 2050 Fund (24.98%)
Fidelity International Discovery Fund (27.51%)	T. Rowe Price QM US Small Cap Growth Equity Advantage (32.30%)	Vanguard Target Retirement 2055 Fund (24.98%)
Fidelity International Index (22.00%)	T. Rowe Price Real Estate Fund (22.47%)	Vanguard Target Retirement 2060 Fund (24.96%)
Fidelity Stock Selector Small Cap (30.39%)	Vanguard Real Estate Index Admiral (28.94%)	Vanguard Target Retirement 2065 Fund (24.96%)
Fidelity US Bond Index (8.48%)	Vanguard Target Retirement 2015 Fund (14.81%)
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
The Company has an employment agreement in effect with Messrs. Cahill, Kraft, Adinolfi, Murphy, and Streng. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.
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
Douglas J. Cahill
For Mr. Cahill, in the event of termination of employment by the Company without cause or resignation by Mr. Cahill with good reason, Mr. Cahill would be entitled to continued payments of base salary and his target bonus for a period of one year following termination.

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
Jon Michael Adinolfi
For Mr. Adinolfi, in the event of termination of employment by the Company without cause or resignation by Mr. Adinolfi with good reason, Mr. Adinolfi would be entitled to (i) continued payments of base salary for a period of one year following termination and (ii) a proportionate portion of his annual bonus for the year in which the termination occurs, payable when bonus payments for such year are made to other senior executives.
George S. Murphy
For Mr. Murphy, in the event of termination of employment by the Company without cause or resignation by Mr. Murphy with good reason, Mr. Murphy would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) the annual bonus earned in the year prior to his termination, but not yet paid, and (iii) a proportionate portion of his annual bonus for the year in which the termination occurs, payable when bonus payments for such year are made to other senior executives.
Jarrod T. Streng
For Mr. Streng, in the event of termination of employment by the Company without cause or resignation by Mr. Streng with good reason, Mr. Streng would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) the annual bonus earned in the year prior to his termination, but not yet paid, and (iii) a proportionate portion of his annual bonus for the year in which the termination occurs, payable when bonus payments for such year are made to other senior executives.
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
Provided that the consummation of a change in control occurs during the optionee's continued employment or on or before the first anniversary of the optionee's termination, 100% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in a multiple on investment of at least 2.0.

Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 28, 2019. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive	Termination without cause, resignation with good reason, or non-renewal by the Company	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control	Change in Control (regardless of termination)(1)
Douglas J. Cahill	$—	$1,300,000	$1,300,000	$—
Robert O. Kraft	—	586,150	586,150	1,088,750
Jon Michael Adinolfi	—	537,470	537,470	2,818,045
George S. Murphy	—	362,142	362,142	97,750
Jarrod T. Streng	—	362,142	362,142	97,750

(1)
Represents the cash-out value of unvested options as of December 28, 2019, at the fair market value of the Company's common stock ($1,315) less the exercise price assuming that the memorandum of incorporation ("MOI") thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would actually be met.

Pay Ratio Disclosure
The following information is a reasonable estimate of the annual total compensation of our employees as relates to the 2019 total compensation of our CEO. Based on the methodology described below, our CEO’s 2019 total compensation was approximately 308 times that of our median employee.
We identified the median employee using our employee population as of December 28, 2019, which included all 3,764 global full-time, part-time, temporary, and seasonal employees employed on that date. We applied an exchange rate as of December 28, 2019 to convert all international currencies into U.S. Dollars.
A variety of pay elements comprise the total compensation of our employees. This includes annual base salary, equity awards, annual cash incentive payments based on company performance, sales or commission incentives, and various field bonuses. The incentive awards an employee is eligible for is based on his or her pay grade and reporting level, and are consistently applied across the organization. Cash incentives, rather than equity, is the primary vehicle of incentive compensation for most of our employees throughout the organization. While all employees earn a base salary, not all receive such cash incentive payments. Furthermore, less than 1% of our employees receive equity awards. Consequently, for purposes of applying a consistently-applied compensation metric for determining our median employee, we selected annual base salary as the sole, and most appropriate, compensation element for determining the median employee. We used the annual base salary of our employees as reflected on our human resources systems on December 28, 2019, excluding that of our CEO, in preparing our data set.
Using this methodology we determined that the median employee was a full-time service representative located in the United States with total annual compensation of $37,558, which includes base pay, overtime pay, and bonus pay. With respect to the 2019 total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this filing, $11,567,884. Accordingly, our CEO to Employee Pay Ratio is 308:1.The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with the applicable SEC disclosure rules.

Director Compensation for Fiscal Year 2019
The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 28, 2019.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Max W. Hillman, Jr. (3)	$60,000	$—	$—	$60,000
Aaron Jagdfeld (4)	75,000	—	—	75,000
Kevin M. Mailender (5)	—	—	—	—
David A. Owens (3)	60,000	—	—	60,000
Kristin S. Steen (2)
Joseph M. Scharfenberger, Jr. (2)	—	—	—	—
Tyler J. Wolfram (5)	—	—	—	—
Philip K. Woodlief (4)	75,000	—	—	75,000
Richard F. Zannino (2)	—	—	—	—

(1)
The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying Consolidated Financial Statements for details.

(2)	Mr. Scharfenberger, Mr. Zannino, and Ms. Steen are each employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 28, 2019.

(3)	Mr. Hillman and Mr. Owens are each entitled to an annual Board fee of $60,000.

(4)	Mr. Jagdfeld and Mr. Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee fee of $15,000.

(5)	Mr. Wolfram and Mr. Mailender are each employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 28, 2019.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of the Board of the Company are Mr. Zannino and Mr. Cahill. Mr. Cahill is our Chief Executive Officer. Mr. Zannino was not an officer or employee of the Company during fiscal year 2019, was not formerly a Company officer or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the Board or Compensation Committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 28, 2019 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	58.195%
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.664%
CCMP Capital Investors, (Employee) III L.P. (3)	18,697.7735	3.442%
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.961%
Oak Hill Capital Management Partners, III L.P.(4)	2,847.9750	0.524%
OHCP III HC RO, L.P.(4)	2,435.3900	0.448%
Douglas J. Cahill	536.0000	*
Gregory J. Gluchowski, Jr.	2,275.0000	*
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Robert O. Kraft	500.0000	*
Jon Michael Adinolfi	—	—
George S. Murphy	—	—
Jarrod T. Streng	—	—
Kevin M. Mailender	—	—
David A. Owens	—	—
Joseph M. Scharfenberger, Jr.	—	—
Kristin S. Steen	—	—
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
All Directors and Executive Officers as a Group (15 persons)	5,311.000	0.978%
*    Less than 1%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.

(2)	Based on 543,300 shares outstanding as of December 28, 2019.

(3)
The business address of CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., and CCMP Capital Investors III (Employee), L.P. (collectively, the “CCMP Partnerships”) is 277 Park Avenue, 27th Floor, New York, New York 10172. CCMP Capital GP, LLC, is the general partner of CCMP Capital, LP which is the sole member of CCMP Capital Associates III GP, LLC, which is the sole general partner of CCMP Capital Associates III, L.P., which is the sole general partner of CCMP Capital Investors III, L.P. and CCMP Capital Investors III (Employee), L.P.  CCMP Capital, LP is the sole member of CCMP Co-Invest III A GP, LLC, which is the sole general partner of CCMP Co-Invest III A, L.P. CCMP Capital GP, LLC exercises voting and dispositive control over the shares held by each of the CCMP Partnerships. Voting and disposition decisions at CCMP Capital GP with respect to such shares are made by a committee, the members of which are Greg Brenneman, Timothy Walsh, Joseph Scharfenberger and Richard Zannino.  Each of these individuals disclaims beneficial ownership of the shares owned by the CCMP Partnerships.

(4)
The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 263 Tresser Blvd, 15th floor, Stamford, CT 06901. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco's common stock owned by the Oak Hill Funds are made by the board of directors of OHCP MGP III, Ltd. The members of the board are Tyler J. Wolfram, Brian N. Cherry, and Steven G. Puccinelli . Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.

(5)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.

Item 13 – Certain Relationships and Related Transactions.
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $562, $546, and $519 for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $750 for the year ended December 28, 2019 and $500 for the year ended December 30, 2017. There were no sales the year ended December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2019 nor fiscal 2017.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $350 for the year ended December 28, 2019, $350 for the year ended December 29, 2018, and $353 for the year ended December 30, 2017.
During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, The Hillman Group Canada ULC, subsidiary of the Company, was a party to three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who was employed by The Hillman Group Canada ULC until his retirement effective April 30, 2017, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The rental expense for the three leases was $648 for the year ended December 28, 2019, $664 for the year ended December 29, 2018, and $663 for the year ended December 30, 2017.
Douglas J. Cahill is currently Hillman’s President and CEO and is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP").  CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 80.4% of Holdco's outstanding common stock as of December 28, 2019.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 28, 2019, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.
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
Director Independence

As disclosed in “Item 10 - Directors, Executive Officers and Corporate Governance,” Mr. Jagdfeld and Mr. Woodlief would be considered independent for our Board of Directors and for our Audit Committee and Mr. Zannino and Mr. Cahill would be considered independent for our Compensation Committee, based upon the listing standards of the NYSE AMEX.

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's Consolidated Financial Statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2019 audit were approximately $605 thousand and the 2018 audit fees were approximately $745 thousand.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's Consolidated Financial Statements and are not under “Audit Fees.”
There were no audit related fees billed by KPMG LLP in the years ended December 28, 2019 or December 29, 2018.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2019 or 2018.
All Other Fees
No other services were rendered by KPMG LLP for 2019 or 2018.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 28, 2019 and December 29, 2018.

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

10.7	First Amendment to the Credit Agreement, dated as of October 1, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2018 - Exhibit 10.1)
10.8	First Amendment to the ABL Credit Agreement, dated as of November 15, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 15, 2019 - Exhibit 10.1)
10.9	Form of 2014 Equity Incentive Plan Award Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2014 - Exhibit10.2)

10.10
Employment Agreement between Greg Gluchowski and The Hillman Group, Inc. dated August 18, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2015 - Exhibit 10.1)

10.11
Employment Agreement between Robert Kraft and The Hillman Group, Inc. dated October 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2017 - Exhibit 10.1)

10.12	*Employment Agreement between Douglas Cahill and The Hillman Group, Inc. dated July 25, 2019
10.13	*Employment Agreement between Jon Michael Adinolfi and The Hillman Group, Inc. dated June 13, 2019
10.14	*Employment Agreement between George Murphy and The Hillman Group, Inc. dated October 1, 2018
10.15	*Employment Agreement between Jarrod Streng and The Hillman Group, Inc. dated October 1, 2018
21.1	* Subsidiaries. (As of December 28, 2019)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	* Supplemental Financial Information for The Hillman Companies, Inc.
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 28, 2019, filed with the SEC on March 27, 2020, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 28, 2019, the year ended December 29, 2018 and the year ended December 31, 2016, (iii) Consolidated Statements of Cash Flows for the year ended December 28, 2019, the year ended December 29, 2018 and the year ended December 30, 2017, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 28, 2019 the year ended December 29, 2018 and the year ended December 30, 2017, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

Item 16 – Form 10-K Summary.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Dated:	March 27, 2020	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Douglas J. Cahill	Principal Executive Officer, Chairman and Director	March 27, 2020
Douglas J. Cahill
/s/ Robert O. Kraft	Principal Financial Officer	March 27, 2020
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	March 27, 2020
Anne S. McCalla
/s/ Max W. Hillman, Jr.	Director	March 27, 2020
Max W. Hillman, Jr.
/s/ Aaron Jagdfeld	Director	March 27, 2020
Aaron Jagdfeld
/s/ Kevin M. Mailender	Director	March 27, 2020
Kevin M. Mailender
/s/ David A. Owens	Director	March 27, 2020
David A. Owens
/s/ Joseph M. Scharfenberger, Jr.	Director	March 27, 2020
Joseph M. Scharfenberger, Jr.
/s/ Kristin S. Steen	Director	March 27, 2020
Kristin S. Steen
/s/ Tyler J. Wolfram	Director	March 27, 2020
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 27, 2020
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 27, 2020
Richard F. Zannino