Form 10-Q
period 2020-03-28
HILLMAN COMPANIES INC
filed 2020-05-11
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
On May 11, 2020, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,160	$19,973
Accounts receivable, net of allowances of $1,642 ($1,891 - 2019)	113,405	88,374
Inventories, net	316,311	323,496
Other current assets	11,038	8,828
Total current assets	457,914	440,671
Property and equipment, net of accumulated depreciation of $195,045 ($179,791 - 2019)	201,927	205,160
Goodwill	816,299	819,077
Other intangibles, net of accumulated amortization of $245,753 ($232,060 - 2019)	867,501	882,430
Operating lease right of use assets	76,991	81,613
Deferred tax asset	2,047	702
Other assets	10,833	11,557
Total assets	$2,433,512	$2,441,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,341	$125,042
Current portion of debt and capital leases	11,388	11,358
Current portion of operating lease liabilities	11,149	11,459
Accrued expenses:
Salaries and wages	20,195	12,937
Pricing allowances	6,214	6,553
Income and other taxes	4,622	5,248
Interest	9,174	14,726
Other accrued expenses	19,434	21,545
Total current liabilities	206,517	208,868
Long term debt	1,616,853	1,584,289
Deferred tax liabilities	188,817	196,437
Operating lease liabilities	69,771	73,227
Other non-current liabilities	26,271	33,287
Total liabilities	$2,108,229	$2,096,108
Commitments and contingencies (Note 6)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 28, 2020 and December 28, 2019	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at March 28, 2020 and December 28, 2019	—	—
Additional paid-in capital	554,504	553,359
Accumulated deficit	(185,968)	(176,217)
Accumulated other comprehensive loss	(43,253)	(32,040)
Total stockholder's equity	325,283	345,102
Total liabilities and stockholder's equity	$2,433,512	$2,441,210
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Net sales	$295,836	$287,659
Cost of sales (exclusive of depreciation and amortization shown separately below)	166,411	165,921
Selling, general and administrative expenses	89,753	91,835
Depreciation	17,517	15,816
Amortization	14,848	14,765
Management fees to related party	125	131
Other income	(2,264)	(1,074)
Income from operations	9,446	265
Interest expense, net	23,180	26,563
Interest expense on junior subordinated debentures	3,152	3,152
Loss on mark-to-market adjustment of interest rate swap	2,250	1,113
Investment income on trust common securities	(95)	(95)
Loss before income taxes	(19,041)	(30,468)
Income tax (benefit) expense	(9,290)	4,800
Net loss	$(9,751)	$(35,268)
Net loss from above	$(9,751)	$(35,268)
Other comprehensive loss:
Foreign currency translation adjustments	(11,213)	2,779
Total other comprehensive income (loss)	(11,213)	2,779
Comprehensive loss	$(20,964)	$(32,489)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Cash flows from operating activities:
Net loss	$(9,751)	$(35,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,365	30,581
Deferred income taxes	(8,914)	4,398
Deferred financing and original issue discount amortization	943	935
Stock-based compensation expense	1,145	361
Loss on disposal of property and equipment	—	(473)
Change in fair value of contingent consideration	(4,400)	—
Other non-cash interest and change in value of interest rate swap	2,250	1,113
Changes in operating items:
Accounts receivable	(26,384)	(1,288)
Inventories	1,527	6,581
Other assets	(1,768)	4,297
Accounts payable	1,072	(9,991)
Other accrued liabilities	(5,726)	(3,573)
Net cash used in operating activities	(17,641)	(2,327)
Cash flows from investing activities:
Acquisition of business, net of cash received	(800)	—
Capital expenditures	(15,404)	(17,380)
Proceeds from sale of property and equipment	—	7,633
Net cash used in investing activities	(16,204)	(9,747)
Cash flows from financing activities:
Repayments of senior term loans	(2,652)	(5,305)
Borrowings on revolving credit loans	46,500	12,500
Repayments of revolving credit loans	(12,000)	(8,200)
Principal payments under finance and capitalized lease obligations	(206)	(142)
Net cash provided by (used in) financing activities	31,642	(1,147)
Effect of exchange rate changes on cash	(610)	14
Net decrease in cash and cash equivalents	(2,813)	(13,207)
Cash and cash equivalents at beginning of period	19,973	28,234
Cash and cash equivalents at end of period	$17,160	$15,027
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$4,077	$3,057
Interest paid	26,841	34,339
Income taxes paid	(18)	1,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Thirteen weeks ended March 28, 2020
Balance at December 28, 2019	$—	$553,359	$(176,217)	$(32,040)	$345,102
Net loss	—	—	(9,751)	—	(9,751)
Stock-based compensation	—	1,145	—	—	1,145
Change in cumulative foreign currency translation adjustment	—	—	—	(11,213)	(11,213)
Balance at March 28, 2020	$—	$554,504	$(185,968)	$(43,253)	$325,283

Thirteen weeks ended March 30, 2019
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net loss	—	—	(35,268)	—	(35,268)
Stock-based compensation	—	361	—	—	361
Change in cumulative foreign currency translation adjustment	—	—	—	2,779	2,779
Balance at March 30, 2019	$—	$549,889	$(108,099)	$(34,811)	$406,979

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the thirteen weeks ended March 28, 2020. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2020 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 28, 2019.

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 28, 2019.
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

Reclassifications:
Certain amounts in the prior year consolidated financial statements were reclassified to conform to the current year’s presentation. The reclassifications were primarily related to the Company's efforts to realign the operating segment structure to conform with management review of our results. Additionally, the Company reclassified the mark-to-market adjustment of our interest rate swap from other income/expense to its own line on the income statement below income from operations. The reclassifications had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or stockholder’s equity.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended March 28, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$150,387	$—	$25,321	$175,708
Personal Protective	62,789	—	—	62,789
Keys and Key Accessories	—	43,375	1,029	44,404
Engraving	—	12,923	2	12,925
Resharp	—	10	—	10
Consolidated	$213,176	$56,308	$26,352	$295,836

	Thirteen weeks ended March 30, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$137,775	$—	$27,875	$165,650
Personal Protective	63,827	—	—	63,827
Keys and Key Accessories	—	43,616	780	44,396
Engraving	—	13,785	1	13,786
Resharp	—	—	—	—
Consolidated	$201,602	$57,401	$28,656	$287,659

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended March 28, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$209,677	$55,843	$—	$265,520
Canada	1,264	465	26,352	28,081
Mexico	2,235	—	—	2,235
Consolidated	$213,176	$56,308	$26,352	$295,836

	Thirteen weeks ended March 30, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$198,065	$57,041	$—	$255,106
Canada	966	360	28,656	29,982
Mexico	2,571	—	—	2,571
Consolidated	$201,602	$57,401	$28,656	$287,659

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Our revenue by geography is allocated based on the location of our sales operations. Our Fastening, Hardware, and Personal Protective Solutions segment contains sales of Big Time Products ("Big Time") personal protective equipment into Canada. Our Consumer Connected Solutions segment contains sales of MinuteKey into Canada.
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

3. Recent Accounting Pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU in the first quarter of fiscal 2020, and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating contracts and the optional expedients provided by the new standard.

4. Acquisitions

On February 19, 2020, the Company acquired the assets of Instafob LLC ("Instafob") for a total purchase price of $2,618, which includes contingent and non-contingent considerations that remains payable to the seller. The financial results of Instafob reside within the Company's Consumer Connected Solutions segment and have been determined to be immaterial for purposes of additional disclosure.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Adjustments	Other (1)	Goodwill at
	December 28, 2019					March 28, 2020
Fastening, Hardware, and Personal Protection	$567,847	$—	$—	$—	$(751)	$567,096
Consumer Connected Solutions	222,096	—	—	—	—	222,096
Canada	29,134	—	—	—	(2,027)	27,107
Total	$819,077	$—	$—	$—	$(2,778)	$816,299

(1)	The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of March 28, 2020 and December 28, 2019 consist of the following:

	Estimated Useful Life (Years)	March 28, 2020	December 28, 2019
Customer relationships	13-20	$938,361	$941,305
Trademarks - Indefinite	Indefinite	84,945	85,517
Trademarks - Other	7-15	26,400	26,700
Technology and patents	7-12	63,548	60,968
Intangible assets, gross		1,113,254	1,114,490
Less: Accumulated amortization		245,753	232,060
Other intangibles, net		$867,501	$882,430

The amortization expense for amortizable assets, including the adjustments resulting from fluctuations in foreign currency exchange rates, was $14,848 for the thirteen weeks ended March 28, 2020. Amortization expense for the thirteen weeks ended March 30, 2019 was $14,765.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,932 recorded for such risks is adequate as of March 28, 2020.

As of March 28, 2020, the Company has provided certain vendors and insurers letters of credit aggregating $19,401 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,495 recorded for such risks is adequate as of March 28, 2020.

On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019. The parties filed a joint claim construction statement with the Court on January 31, 2020, setting forth the disputed constructions of terms and phrases recited in the asserted claims of the patents-in-suit. On February 14, 2020, the Court granted Hillman Group’s motion to disqualify Cooley LLP, and denied KeyMe’s pending venue-related motion to dismiss and motion to transfer without prejudice to refiling. The case was stayed until March 30, 2020 to permit KeyMe to retain new legal counsel. The parties filed a joint status report on March 25, 2020, and on March 27, 2020, the Texas Court set a new case schedule with a trial in early December 2020.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman Group. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. As of March 28, 2020, the Delaware Court has not yet issued a Scheduling Order in the case.
Management and legal counsel for the Company are of the opinion that KeyMe's claim is without merit and the Company should prevail in defending the suit. The Company is unable to estimate the possible loss or range of loss at this early stage in the case.
On March 2, 2020, Hillman Group filed a second complaint for patent infringement against KeyMe in the United States District Court for the Eastern District of Texas (Marshall Division), alleging that KeyMe’s key duplication kiosks infringe Hillman Group’s U.S. Patent No. 10,577,830. As of March 28, 2020, KeyMe has not yet answered the new Complaint and has indicated its intention to seek consolidation of the two Texas litigations.
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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $125 for the thirteen weeks ended March 28, 2020 and $131 for the thirteen weeks ended March 30, 2019.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $87 for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit or provision.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provides a stimulus package intended to address the impact of the COVID-19 pandemic on the American economy and provides tax relief for businesses. The Company continues to analyze the available benefits and has recognized income tax benefits including the deferral of certain payroll taxes, accelerated Alternative Minimum Tax income tax refunds, and increased business interest deductions.

For the thirteen weeks ended March 28, 2020, the effective income tax rate was 48.8%. The Company recorded income tax benefit for the thirteen weeks ended March 28, 2020 of $9,290. The effective tax rate for the thirteen weeks ended March 28, 2020 was primarily the result of the stimulus provided with the CARES Act. The CARES Act provides the Company a benefit for increased business interest deductions for 2019 and 2020. The Company has recorded a $6,700 income tax benefit for the period ended March 28, 2020 related to the increased business interest provision for 2019. Although the CARES Act provided increased business interest deductions, the Company remains limited in deducting its interest expense. Consistent with prior recent periods, the primary impact of the effective tax rate differential for the thirteen weeks ended March 28, 2020 was due to the Company recording a valuation allowance on its interest limitation carryforward. In addition to the interest limitation, the effective income tax rate differed from the federal statutory tax rate for the thirteen weeks ended March 28, 2020 due to certain non-deductible expenses and state and foreign income taxes.

The effective income tax rate for the thirteen weeks ended March 30, 2019 was (15.8)%. The Company recorded an income tax provision for the thirteen weeks ended March 30, 2019 of $4,800. The negative effective tax rate for the thirteen weeks ended March 30, 2019 was a result of the Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. Consistent with prior periods, the primary impact of the effective tax differential for the thirteen weeks ended March 30, 2019 was due to the Company recording a valuation allowance on its interest limitation. In addition, the effective income tax rate differed from the federal statutory rate in the thirteen weeks ended March 30, 2019 due to certain non-deductible expenses and state and foreign income taxes.

9. Restructuring

Canada Restructuring

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Facility consolidation (1)
Labor expense	$279	$142
Consulting and legal fees	48	65
Other	717	39
Rent and related charges	639	85
Severance	49	—
Exit of certain lines of business (2)
Loss (gain) on disposal of assets	—	(469)
Other	—	74
Total	$1,732	$(64)

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

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 28, 2019	Impact to Earnings	Cash Paid	Balance at March 28, 2020
Severance and related	$1,121	49	(310)	$860

The Company paid approximately $310 and $608 in severance and related expense to the Canada Restructuring Plan during the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019, respectively.

United States Restructuring

During fiscal 2019, the Company began implementing a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the Company's acquisition activities. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal 2019. The Company expects to incur restructuring charges in the Fastening, Hardware, and Personal Protective Solutions segment and in the Consumer Connected Solutions segment during fiscal 2020 as the plans are implemented. Charges incurred include:

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Severance	$131	$—

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 28, 2019	Impact to Earnings	Cash Paid	Balance at March 28, 2020
Severance and related	$3,286	131	(1,284)	$2,133

The Company paid approximately $1,284 and $0 in severance and related expense to the United States Restructuring Plan during the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10. Long Term Debt:

The following table summarizes the Company’s debt:

	March 28, 2020	December 28, 2019
Revolving loans	$147,500	$113,000
Senior term loan, due 2025	1,045,001	1,047,653
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	2,213	2,275
	1,633,418	1,601,632
Unamortized premium on 11.6% Junior Subordinated Debentures	15,742	16,110
Unamortized discount on Senior term loan	(7,662)	(8,040)
Current portion of long term debt, capital leases and finance leases	(11,388)	(11,358)
Deferred financing fees	(13,257)	(14,055)
Total long term debt, net	$1,616,853	$1,584,289

As of March 28, 2020, there was $1,045,001 outstanding under the 2018 Term Loan. As of March 28, 2020, the Company had $147,500 outstanding under the ABL Revolver along with $19,401 of letters of credit. The Company has approximately $83,099 of available borrowings under the ABL Revolver as a source of liquidity.

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

The components of operating and finance lease cost for the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019 were as follows:

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Operating lease cost	$4,747	$4,723
Short term lease costs	520	1,233
Variable lease costs	181	188
Finance lease cost:
Amortization of right of use assets	202	92
Interest on lease liabilities	36	15

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Rent expense totaled $5,448 and $6,144 in the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating & finance leases were as follows as of March 28, 2020 and December 28, 2019:

	March 28, 2020		December 28, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.81	3.18	7.88	3.46
Weighted average discount rate	7.83%	6.44%	7.81%	6.49%

Supplemental balance sheet information related to the Company's finance leases was as follows as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Finance lease assets, net, included in property plant and equipment	$2,057	$2,101

Current portion of long-term debt	779	749
Long-term debt, less current portion	1,434	1,526
Total principal payable on finance leases	2,213	2,275

Supplemental cash flow information related to the Company's operating leases was as follows for the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019:

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,621	$4,631
Operating cash outflow from finance leases	36	10
Financing cash outflow from finance leases	206	142

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Maturities of our lease liabilities for all operating and finance leases are as follows as of March 28, 2020:

	Operating Leases	Finance Leases
Less than one year	$16,960	$902
1 to 2 years	15,206	726
2 to 3 years	13,336	453
3 to 4 years	11,603	345
4 to 5 years	11,262	36
After 5 years	41,019	—
Total future minimum rental commitments	109,386	2,462
Less - amounts representing interest	(28,466)	(249)
Present value of lease liabilities	$80,920	$2,213

As of December 28, 2019, maturities of our lease liabilities for all operating and finance leases were expected to be as follows:

	Operating Leases	Finance Leases
Less than one year	$17,525	$873
1 to 2 years	15,956	712
2 to 3 years	13,925	456
3 to 4 years	12,045	383
4 to 5 years	11,716	127
After 5 years	43,591	—
Total future minimum rental commitments	114,758	2,551
Less - amounts representing interest	(30,072)	(276)
Present value of lease liabilities	84,686	2,275

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
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") with three-year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has an interest rate of 3.1% plus the applicable interest rate margin of 4.0% for an effective rate of 7.1%.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The fair value of the 2018 Swaps was $5,842 as of March 28, 2020 and it was reported on the Condensed Consolidated Balance Sheets within other non-current liabilities. An increase in other expense was recorded in the Statement of Comprehensive Loss for the unfavorable change of $2,250 in fair value since December 28, 2019.
The fair value of 2018 Swaps was $3,592 as of December 28, 2019 and it was reported on the Consolidated Balance Sheets in other non-current liabilities.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,456	$—	$—	$1,456
Interest rate swaps	—	(5,842)	—	(5,842)
Contingent consideration payable	—	—	(15,318)	(15,318)

	As of December 28, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(3,592)	—	(3,592)
Contingent consideration payable	—	—	(18,100)	(18,100)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 28, 2020 and as of December 28, 2019, the 2018 Swap 1 and 2018 Swap 2 were recorded as other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of March 28, 2020, the contingent consideration was recorded as $1,928 of other current liabilities and $13,390 in other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. As of December 28, 2019, the contingent consideration was recorded as $2,275 of other current liabilities and $15,825 in other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. This change in value was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability valuation as of March 28, 2020. The $4,400 decrease in the contingent consideration liability as of March 28, 2020 compared to as of December 28, 2019 was recorded within other income on the Condensed Consolidated Statements of Comprehensive Loss during the thirteen weeks ended March 28, 2020.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of March 28, 2020 and December 28, 2019 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	March 28, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$327,500	$256,163	$327,222	$305,250
Junior Subordinated Debentures	124,446	115,242	124,814	148,731

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the Condensed Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 28, 2020 and December 28, 2019 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 28, 2020 and December 28, 2019 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 28, 2020: Fastening, Hardware, and Personal Protective Solutions, Consumer Connected Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended March 28, 2020 and thirteen weeks ended March 30, 2019.

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Revenues
Fastening, Hardware, and Personal Protective Solutions	$213,176	$201,602
Consumer Connected Solutions	56,308	57,401
Canada	26,352	28,656
Total revenues	$295,836	$287,659
Segment income (loss) from operations
Fastening, Hardware, and Personal Protective Solutions	$8,853	$(2,553)
Consumer Connected Solutions	5,896	3,028
Canada	(5,303)	(210)
Total income from operations	$9,446	$265

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

15. Subsequent Events:

Deferring Trust Preferred Distributions

On April 3, 2020, the Company announced that it is deferring the payment of distributions to holders of the Trust Preferred Securities to preserve liquidity due to the uncertainty of the financial impact of the COVID-19 pandemic, beginning with the April 2020 distribution. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Extension Period”). During the Extension Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Extension Period. As a result, the Company will accrue $0.241667 per share for each fiscal month that falls within the Extension Period. The Company will continue deferral of the distribution payments during this period of uncertainty with the COVID-19 pandemic and plans to resume distribution payments once economic and market conditions improve.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 28, 2019; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several states in the United States, including Ohio, where we are headquartered, have declared states of emergency, and several countries around the world have taken steps to restrict travel. A number of countries, as well as certain states and cities within the United States, have also enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our business has been designated an essential business, which allows us to continue to serve customers that remain open.

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen weeks ended March 28, 2020 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen weeks ended March 28, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth, change in key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill and indefinite-lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 5.7% in 2018, increased by 1.7% in 2019, and increased by 1.4% during the thirteen weeks ended March 28, 2020. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.3% in 2018, decreased by 0.2% in 2019, and decreased by 1.1% during the thirteen weeks ended March 28, 2020.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 8.7% in 2018, decreased by 4.1% in 2019, and increased by 7.5% during the thirteen weeks ended March 28, 2020. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019.
Thirteen Week Period Ended March 28, 2020 vs the Thirteen Week Period Ended March 30, 2019

	Thirteen Weeks Ended March 28, 2020		Thirteen Weeks Ended March 30, 2019
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$295,836	100.0%	$287,659	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	166,411	56.3%	165,921	57.7%
Selling, general and administrative expenses	89,753	30.3%	91,835	31.9%
Depreciation	17,517	5.9%	15,816	5.5%
Amortization	14,848	5.0%	14,765	5.1%
Other expense	(2,139)	(0.7)%	(943)	(0.3)%
Income from operations	9,446	3.2%	265	0.1%
Interest expense, net of investment income	26,237	8.9%	29,620	10.3%
Mark-to-market adjustment of interest rate swap	2,250	0.8%	1,113	0.4%
Loss before income taxes	(19,041)	(6.4)%	(30,468)	(10.6)%
Income tax expense	(9,290)	(3.1)%	4,800	1.7%
Net loss	$(9,751)	(3.3)%	$(35,268)	(12.3)%

Net Sales
Net sales for the first quarter of 2020 were $295.8 million, an increase of approximately $8.2 million compared to net sales of $287.7 million for the first quarter of 2019. Construction fastener products and builders hardware sales increased $5.6 million and $1.4 million, respectively, due to new product line roll outs with customers which began in the first quarter of 2019. The increase in net sales was also driven by price increases initiated throughout the second quarter of 2019 to offset the impact of tariffs. These increases were partially offset by $0.9 million of decreased engraving sales driven by decreased foot traffic in retail stores.
Cost of Sales
Our cost of sales was $166.4 million, or 56.3% of net sales, in the first quarter of 2020, an increase of approximately $0.5 million compared to $165.9 million, or 57.7% of net sales, in the first quarter of 2019. The decrease of 1.4% in cost of sales, expressed as a percent of net sales, in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to price increases implemented throughout the 2019 combined with sourcing savings.
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $89.8 million in the thirteen weeks ended March 28, 2020, a decrease of approximately $2.1 million, compared to $91.8 million in the thirteen weeks ended March 30, 2019. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $37.0 million in the first quarter of 2020, a decrease of $2.8 million compared to $39.8 million in the first quarter of 2019. The decrease in selling expense was primarily due to lower marketing, travel and entertainment expense, and variable compensation expense in the first quarter of 2020.

•
Warehouse and delivery expenses were $35.5 million in the first quarter of 2020, an increase of $2.1 million compared to $33.4 million in the first quarter of 2019. We incurred additional warehouse expense of $1.3 million in 2020 related to restructuring activities in our Canada segment (see Note 9 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information). The remaining increase was primarily due to higher variable compensation expense related to increased sales.

•
General and administrative (“G&A”) expenses were $17.3 million in the first quarter of 2020, a decrease of $1.4 million compared to $18.7 million in the first quarter of 2019. The decrease was primarily due to a decrease of $0.8 million in acquisition and integration costs in the first quarter of 2020 as compared to the first quarter of 2019. The remaining decrease was driven by lower compensation and benefit costs.

Depreciation expense was $17.5 million in the first quarter of 2020 compared to depreciation expense of $15.8 million in the first quarter of 2019. The increase in depreciation expense was due to our investment in key duplicating machines.

Amortization expense was $14.8 million in the first quarter of 2020 which was comparable to the first quarter of 2019.

Other income was $2.1 million in the first quarter of 2020 compared to other income of $0.9 million in the first quarter of 2019. In the first quarter of 2020 other income consisted primarily of a $4.4 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information. The gain was partially offset by exchange rate losses of $1.8 million in the first quarter of 2020. Other income in the first quarter of 2019 was comprised primarily of a gain the sale of machinery and equipment of $0.5 million (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information) and exchange rate gains of $0.4 million in the first quarter of 2019.

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019 (dollars in thousands):

Fastening, Hardware, and Personal Protective Solutions

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Fastening, Hardware, and Personal Protective Solutions
Revenues	$213,176	$201,602
Segment income (loss) from operations	8,853	(2,553)

Net Sales

Net sales for our Fastening, Hardware, and Personal Protective Solutions operating segment increased by $11.6 million primarily due to increased construction fastener products and builders hardware sales of $5.6 million and $1.4 million, respectively, due to new product line roll outs with customers that began in the first quarter of 2019. The increase in net sales was also driven by price increases initiated throughout the second quarter of 2019 to offset the impact of tariffs.

Income from Operations

Income from operations of our Fastening, Hardware, and Personal Protective Solutions operating segment increased by approximately $11.4 million in the thirteen weeks ended March 28, 2020 to $8.9 million as compared to a loss of $2.6 million in the thirteen weeks ended March 30, 2019. The increase was driven by the increase in sales along with decreases in cost of goods sold, selling, and general and administrative expenses.

•
Cost of sales as a percentage of net sales was 61.0% in the thirteen weeks ended March 28, 2020, a decrease of 2.7% from 63.7% in the thirteen weeks ended March 30, 2019. The decrease was primarily driven price increases implemented throughout 2019 combined with sourcing savings.

•
Selling expense decreased $2.0 million in the thirteen weeks ended March 28, 2020 compared to the thirteen weeks ended March 30, 2019. The decrease was primarily driven by lower marketing expense and lower travel and entertainment expense in the thirteen weeks ended March 28, 2020.

•
General and administrative expenses decreased $2.1 million in the thirteen weeks ended March 28, 2020 compared to the thirteen weeks ended March 30, 2019. The decrease was primarily driven by lower compensation and benefit costs. The remaining decrease was driven by lower acquisition and integration expense in the thirteen weeks ended March 28, 2020.

Consumer Connected Solutions

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Consumer Connected Solutions
Revenues	$56,308	$57,401
Segment income (loss) from operations	5,896	3,028
Net Sales

Net sales in our Consumer Connected Solutions operating segment decreased by $1.1 million primarily due to $0.9 million of decreased engraving sales driven by decreased foot traffic in retail stores.

Income from Operations
Income from operations of our Consumer Connected Solutions operating segment increased by approximately $2.9 million in the thirteen weeks ended March 28, 2020 to $5.9 million as compared to $3.0 million in the thirteen weeks ended March 30, 2019. The decrease in sales was offset by other income of $4.4 million in the thirteen weeks ended March 28, 2020 driven by revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information.

Canada

	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Canada
Revenues	$26,352	$28,656
Segment income (loss) from operations	(5,303)	(210)

Net Sales

Net sales in our Canada operating segment decreased by $2.3 million primarily due to the closure of a manufacturing facility in 2019 and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information). Additionally, industrial sales decreased due to market softness in the first quarter of 2020.

Income from Operations
Income from operations of our Canada operating segment decreased by approximately $5.1 million in the thirteen weeks ended March 28, 2020 to $5.3 million as compared to $0.2 million in the thirteen weeks ended March 30, 2019. The decrease was driven by the decrease in net sales along with increased warehouse expense and other income and expense. We incurred additional warehouse expense of $1.3 million in 2020 related to restructuring activities in our Canada segment (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information). Additionally, in the first quarter of 2020 we had exchange rate losses of $1.3 million compared to exchange rate gains of $0.4 million in the first quarter of 2019.

Income Taxes

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, and among other things, provides tax relief for businesses. The Company continues to analyze the available benefits provided with the CARES Act.

In the thirteen weeks ended March 28, 2020, we recorded an income tax benefit of $9.3 million on pre-tax loss of $19.0 million. The effective income tax rate was 48.8% for the thirteen weeks ended March 28, 2020.

In the thirteen weeks ended March 30, 2019, we recorded an income tax provision of $4.8 million on a pre-tax loss of $30.5 million. The effective income tax rate was (15.8)% for the thirteen weeks ended March 30, 2019.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 28, 2020 primarily due a change in the IRC Section 163(j) interest limitation under the CARES Act as well as a change in the valuation allowance. The remaining differences were due to state and foreign income taxes, and certain non-deductible expenses.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 30, 2019 primarily due to new provisions introduced by the Tax Cuts and Jobs Act (the "Tax Act") including the new provision of Global Intangible Low-Taxed Income ("GILTI") and the IRC Section 163(j) interest limitation. In addition, no income tax benefits were recognized on losses in jurisdictions where valuation allowances were recorded against net deferred tax assets.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used by operating activities for the thirteen weeks ended March 28, 2020 was $17.6 million as compared to $2.3 million of cash used by operating activities in the comparable prior year period. Operating cash flows for the thirteen weeks ended March 28, 2020 by the increase in accounts receivable due to higher sales. Operating cash flows for the thirteen weeks ended March 30, 2019 were unfavorably impacted by a decrease in accounts payable due to decreased inventory purchases.

Net cash used by investing activities was $16.2 million and $9.7 million for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019, respectively. The primary use of cash in both periods was our investment in new key duplicating kiosks and machines. In 2019, we also received $7.6 million in cash proceeds from the sale of a building and machinery in Canada.

Net cash provided by financing activities was $31.6 million for the thirteen weeks ended March 28, 2020. Our revolver payments, net of draws, provided cash of $34.5 million in the thirteen weeks ended March 28, 2020. Additionally, we used cash to pay $2.7 million in principal payments on the senior term loan under the Senior Facilities.

Net cash used by financing activities was $1.1 million for the thirteen weeks ended March 30, 2019. Our revolver draws, net, were a source of cash of $4.3 million in the thirteen weeks ended March 30, 2019. Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $251.4 million as of March 28, 2020 represents an increase of $19.6 million from the December 28, 2019 level of $231.8 million. Because COVID-19 pandemic has not, as of the date of this report, materially impact our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 28, 2020, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 28, 2019, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 28, 2019.

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
Based on our exposure to variable rate borrowings at March 28, 2020, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.4 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $141.5 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 28, 2020. The foreign subsidiaries net tangible assets were $82.1 million and the net intangible assets were $59.4 million as of March 28, 2020.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 12 - Derivatives and Hedging of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 28, 2020, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
Except as set forth below, there have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019.

Our operations and results could be adversely affected by the recent outbreak of the disease caused by the novel coronavirus (COVID-19).

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several states in the United States, including Ohio, where we are headquartered, have declared states of emergency, and several countries around the world have taken steps to restrict travel. A number of countries, as well as certain states and cities within the United States, have also enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our business has been designated an essential business, which allows us to continue to serve customers that remain open.

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen weeks ended March 28, 2020 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen weeks ended March 28, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth, change in key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill and indefinite-lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 filed with the Securities and Exchange Commission on May 11, 2020, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 11, 2020