Form 10-Q
period 2020-06-27
HILLMAN COMPANIES INC
filed 2020-08-06
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
On August 6, 2020, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,604	$19,973
Accounts receivable, net of allowances of $1,444 ($1,891 - 2019)	148,798	88,374
Inventories, net	319,395	323,496
Other current assets	7,495	8,828
Total current assets	494,292	440,671
Property and equipment, net of accumulated depreciation of $211,133 ($179,791 - 2019)	192,092	205,160
Goodwill	817,099	819,077
Other intangibles, net of accumulated amortization of $260,870 ($232,060 - 2019)	853,400	882,430
Operating lease right of use assets	80,405	81,613
Deferred tax asset	1,916	702
Other assets	11,298	11,557
Total assets	$2,450,502	$2,441,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,661	$125,042
Current portion of debt and capital leases	11,400	11,358
Current portion of operating lease liabilities	11,844	11,459
Accrued expenses:
Salaries and wages	18,251	12,937
Pricing allowances	8,164	6,553
Income and other taxes	6,287	5,248
Interest	24,110	14,726
Other accrued expenses	28,226	21,545
Total current liabilities	236,943	208,868
Long term debt	1,596,388	1,584,289
Deferred tax liabilities	186,892	196,437
Operating lease liabilities	72,615	73,227
Other non-current liabilities	31,443	33,287
Total liabilities	$2,124,281	$2,096,108
Commitments and contingencies (Note 6)
Stockholder's Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 27, 2020 and December 28, 2019	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 27, 2020 and December 28, 2019	—	—
Additional paid-in capital	556,028	553,359
Accumulated deficit	(190,197)	(176,217)
Accumulated other comprehensive loss	(39,610)	(32,040)
Total stockholder's equity	326,221	345,102
Total liabilities and stockholder's equity	$2,450,502	$2,441,210
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Net sales	$346,710	$324,628	$642,546	$612,287
Cost of sales (exclusive of depreciation and amortization shown separately below)	196,402	181,309	362,813	347,230
Selling, general and administrative expenses	94,970	96,883	184,723	188,718
Depreciation	17,230	16,655	34,747	32,471
Amortization	14,865	14,684	29,713	29,449
Management fees to related party	196	125	321	256
Other expense	2,319	6,426	55	5,352
Income from operations	20,728	8,546	30,174	8,811
Interest expense, net	23,878	26,064	47,058	52,627
Interest expense on junior subordinated debentures	3,184	3,152	6,336	6,304
(Gain) loss on mark-to-market adjustment of interest rate swap	(308)	1,789	1,942	2,902
Investment income on trust common securities	(94)	(94)	(189)	(189)
Loss before income taxes	(5,932)	(22,365)	(24,973)	(52,833)
Income tax (benefit) expense	(1,703)	(2,869)	(10,993)	1,931
Net loss	$(4,229)	$(19,496)	$(13,980)	$(54,764)
Net loss from above	$(4,229)	$(19,496)	$(13,980)	$(54,764)
Other comprehensive loss:
Foreign currency translation adjustments	3,643	2,547	(7,570)	5,326
Total other comprehensive income (loss)	3,643	2,547	(7,570)	5,326
Comprehensive loss	$(586)	$(16,949)	$(21,550)	$(49,438)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Cash flows from operating activities:
Net loss	$(13,980)	$(54,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,460	61,920
Deferred income taxes	(10,632)	1,326
Deferred financing and original issue discount amortization	1,879	1,859
Stock-based compensation expense	2,669	662
Asset impairment	210	6,800
Gain on disposal of property and equipment	(337)	(121)
Change in fair value of contingent consideration	(1,300)	—
Other non-cash interest and change in value of interest rate swap	1,942	2,902
Changes in operating items:
Accounts receivable	(61,318)	(13,394)
Inventories	592	(2,000)
Other assets	1,307	9,485
Accounts payable	4,475	7,540
Other accrued liabilities	12,306	7,764
Accrued interest	9,384	(5,206)
Net cash provided by operating activities	11,657	24,773
Cash flows from investing activities:
Acquisition of business, net of cash received	(800)	—
Capital expenditures	(22,196)	(27,771)
Proceeds from sale of property and equipment	—	7,612
Net cash used in investing activities	(22,996)	(20,159)
Cash flows from financing activities:
Repayments of senior term loans	(5,304)	(7,956)
Borrowings on revolving credit loans	66,000	12,500
Repayments of revolving credit loans	(50,000)	(20,200)
Principal payments under finance and capitalized lease obligations	(411)	(283)
Net cash provided by (used in) financing activities	10,285	(15,939)
Effect of exchange rate changes on cash	(315)	44
Net decrease in cash and cash equivalents	(1,369)	(11,281)
Cash and cash equivalents at beginning of period	19,973	28,234
Cash and cash equivalents at end of period	$18,604	$16,953
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$4,076	$6,115
Interest paid	33,922	54,072
Income taxes paid	100	400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Twenty-six weeks ended June 27, 2020
Balance at December 28, 2019	$—	$553,359	$(176,217)	$(32,040)	$345,102
Net loss	—	—	(9,751)	—	(9,751)
Stock-based compensation	—	1,145	—	—	1,145
Change in cumulative foreign currency translation adjustment	—	—	—	(11,213)	(11,213)
Balance at March 28, 2020	—	554,504	(185,968)	(43,253)	325,283
Net loss	—	—	(4,229)	—	(4,229)
Stock-based compensation	—	1,524	—	—	1,524
Change in cumulative foreign currency translation adjustment	—	—	—	3,643	3,643
Balance at June 27, 2020		556,028	(190,197)	(39,610)	326,221

Twenty-six weeks ended June 29, 2019
Balance at December 29, 2018	$—	$549,528	$(72,831)	$(37,590)	$439,107
Net loss	—	—	(35,268)	—	(35,268)
Stock-based compensation	—	361	—	—	361
Change in cumulative foreign currency translation adjustment	—	—	—	2,779	2,779
Balance at March 30, 2019	—	549,889	(108,099)	(34,811)	406,979
Net loss	—	—	(19,496)	—	(19,496)
Stock-based compensation	—	301	—	—	301
Change in cumulative foreign currency translation adjustment	—	—	—	2,547	2,547
Balance at June 29, 2019	$—	$550,190	$(127,595)	$(32,264)	$390,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the twenty-six weeks ended June 27, 2020. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 27, 2020 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 28, 2019.

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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of June 27, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended June 27, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
Deferral of Trust Distributions:
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

Reclassifications:
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
The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended June 27, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$190,572	$—	$34,726	$225,298
Personal Protective	78,927	—	66	78,993
Keys and Key Accessories	—	30,649	220	30,869
Engraving	—	11,542	1	11,543
Resharp	—	7	—	7
Consolidated	$269,499	$42,198	$35,013	$346,710

	Thirteen weeks ended June 29, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$163,889	$—	$37,011	$200,900
Personal Protective	62,516	—	—	62,516
Keys and Key Accessories	—	46,872	1,033	47,905
Engraving	—	13,305	2	13,307
Resharp	—	—	—	—
Consolidated	$226,405	$60,177	$38,046	$324,628

	Twenty-six weeks ended June 27, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$340,956	$—	$60,047	$401,003
Personal Protective	141,720	—	66	141,786
Keys and Key Accessories	—	74,027	1,249	75,276
Engraving	—	24,461	3	24,464
Resharp	—	17	—	17
Consolidated	$482,676	$98,505	$61,365	$642,546

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 29, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
Fastening and Hardware	$301,664	$—	$64,886	$366,550
Personal Protective	126,343	—	—	126,343
Keys and Key Accessories	—	90,488	1,813	92,301
Engraving	—	27,090	3	27,093
Resharp	—	—	—	—
Consolidated	$428,007	$117,578	$66,702	$612,287

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended June 27, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$265,702	$41,837	$—	$307,539
Canada	1,272	361	35,013	36,646
Mexico	2,525	—	—	2,525
Consolidated	$269,499	$42,198	$35,013	$346,710

	Thirteen weeks ended June 29, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$221,672	$59,746		$281,418
Canada	1,457	431	38,046	39,934
Mexico	3,276	—	—	3,276
Consolidated	$226,405	$60,177	$38,046	$324,628

	Twenty-six weeks ended June 27, 2020
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$475,376	$97,683	$—	$573,059
Canada	2,541	822	61,365	64,728
Mexico	4,759	—	—	4,759
Consolidated	$482,676	$98,505	$61,365	$642,546

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 29, 2019
	Fastening, Hardware, and Personal Protective Solutions	Consumer Connected Solutions	Canada	Total Revenue
United States	$419,737	$116,787	$—	$536,524
Canada	2,423	791	66,702	69,916
Mexico	5,847	—	—	5,847
Consolidated	$428,007	$117,578	$66,702	$612,287

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions

On February 19, 2020, the Company acquired the assets of Instafob LLC ("Instafob") for a cash payment of $800 and a total purchase price of $2,618, which includes $1,818 in contingent and non-contingent considerations that remains payable to the seller. The financial results of Instafob reside within the Company's Consumer Connected Solutions segment and have been determined to be immaterial for purposes of additional disclosure.
5. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Adjustments	Other (1)	Goodwill at
	December 28, 2019					June 27, 2020
Fastening, Hardware, and Personal Protection	$567,847	$—	$—	$—	$(704)	$567,143
Consumer Connected Solutions	222,096	—	—	—	—	222,096
Canada	29,134	—	—	—	(1,274)	27,860
Total	$819,077	$—	$—	$—	$(1,978)	$817,099

(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of June 27, 2020 and December 28, 2019 consist of the following:

	Estimated Useful Life (Years)	June 27, 2020	December 28, 2019
Customer relationships	13-20	$939,192	$941,305
Trademarks - Indefinite	Indefinite	85,117	85,517
Trademarks - Other	7-15	26,400	26,700
Technology and patents	7-12	63,561	60,968
Intangible assets, gross		1,114,270	1,114,490
Less: Accumulated amortization		260,870	232,060
Other intangibles, net		$853,400	$882,430
The amortization expense for amortizable assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended June 27, 2020 was $14,865 and $29,713, respectively. Amortization expense for the thirteen and twenty-six weeks ended June 29, 2019 was $14,684 and $29,449, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 27, 2020 and the thirteen and twenty-six weeks ended June 29, 2019, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,252 recorded for such risks is adequate as of June 27, 2020.

As of June 27, 2020, the Company has provided certain vendors and insurers letters of credit aggregating $19,401 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,530 recorded for such risks is adequate as of June 27, 2020.

On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:19-cv-0209. Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019. The parties filed a joint claim construction statement with the Court on January 31, 2020, setting forth the disputed constructions of terms and phrases recited in the asserted claims of the patents-in-suit. On February 14, 2020, the Court granted Hillman Group’s motion to disqualify Cooley LLP, and denied KeyMe’s pending venue-related motion to dismiss and motion to transfer without prejudice to refiling. The case was stayed until March 30, 2020 to permit KeyMe to retain new legal counsel. The parties filed a joint status report on March 25, 2020, and on March 27, 2020, the Texas Court set a new case schedule with a trial in early December 2020. On April 14, 2020, KeyMe re-filed a single motion to dismiss for improper venue, or in the alternative, to transfer the case to the Southern District of New York. As of June 27, 2020, the Texas Court has not ruled on the venue motion. The Texas Court conducted a claim construction hearing in Marshall, TX, on June 23, 2020 to construe various disputed claim terms of the three patents-in-suit. As of June 27, 2020, the Court's claim construction order is still pending.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman Group. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. On May 4, 2020, the Delaware Court entered a scheduling order setting trial for November 2021. KeyMe served its initial infringement contentions on June 11, 2020.
Management and legal counsel for the Company are of the opinion that KeyMe's claim is without merit and the Company should prevail in defending the suit. The Company is unable to estimate the possible loss or range of loss at this early stage in the case.
On March 2, 2020, Hillman Group filed a second complaint for patent infringement against KeyMe in the United States District Court for the Eastern District of Texas (Marshall Division), alleging that KeyMe’s key duplication kiosks infringe Hillman Group’s U.S. Patent No. 10,577,830. The case was assigned Civil Action No. 2:20-cv-0070. Hillman Group added a second patent to the case, U.S. Patent No. 10,628,813, upon that patent's issuance on April 21, 2020. KeyMe filed a motion to consolidate the two Texas patent cases involving KeyMe and Hillman Group on April 14, 2020. In addition, on April 30, 2020,

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
KeyMe filed a substantially identical motion to dismiss the case for improper venue, or in the alternative, to transfer the case to the Southern District of New York. As of June 27, 2020, the Texas Court has yet to rule on either motion. Hillman Group served its initial infringement contentions for both patents-in-suit on May 4, 2020. The Texas Court issued a case schedule on June 2, 2020, setting trial for June 2021.
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

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $196 and $321 for the thirteen and twenty-six weeks ended June 27, 2020 and $125 and $256 for the thirteen and twenty-six weeks ended June 29, 2019.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 and $175 for the thirteen and twenty-six weeks ended June 27, 2020 and the thirteen and twenty-six weeks ended June 29, 2019.

8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 27, 2020 and the thirteen and twenty-six weeks ended June 29, 2019, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit or provision.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provides a stimulus package intended to address the impact of the COVID-19 pandemic on the American economy and provides tax relief for businesses. The Company continues to analyze the available benefits and has recognized benefits including the deferral of certain payroll taxes, accelerated Alternative Minimum Tax income tax refunds, and increased business interest deductions.

For the thirteen and twenty-six weeks ended June 27, 2020, the effective income tax rates were 28.7% and 44.0%, respectively. The Company recorded an income tax benefit for the thirteen and twenty-six weeks ended June 27, 2020 of $1,703 and $10,993, respectively. The effective tax rate for the thirteen weeks ended June 27, 2020 was primarily the result of the stimulus provided with the CARES Act. The CARES Act provides the Company a benefit for increased business interest deductions for 2019 and 2020. The Company discretely recorded a $6,700 income tax benefit for the period ended March 28, 2020 related to the increased business interest provision for 2019. Although the CARES Act provided increased business interest deductions, the Company remains limited in deducting its interest expense going forward. Consistent with prior recent periods, the primary impact of the effective tax rate differential for the thirteen weeks ended June 27, 2020 was due to the Company recording a valuation allowance on its interest limitation carryforward. In addition to the interest limitation, the effective income tax rate differed from the federal statutory tax rate for the thirteen and twenty-six weeks ended June 27, 2020 due to certain non-deductible expenses and state and foreign income taxes.

For the thirteen and twenty-six weeks ended June 29, 2019, the effective income tax rate was 12.8% and (3.7)%, respectively. The Company recorded an income tax benefit and an income tax provision for the thirteen and twenty-six weeks ended June 29, 2019 of $(2,869) and $1,931, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2019 was primarily the result of the IRC Section 163(j) interest limitation. Consistent with prior periods, the primary impact of the effective tax rate differential for the thirteen weeks ended June 29, 2019 was due to the Company recording a valuation allowance on its interest limitation. In addition to the valuation allowance on the interest limitation, the effective income tax rate differed from the federal statutory tax rate for the twenty-six weeks ended June 29, 2019 due to certain non-deductible expenses, Global Intangible Low-Taxed Income ("GILTI"), and state and foreign income taxes.

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

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Facility consolidation (1)
Labor expense	$98	$369	$377	$511
Consulting and legal fees	3	51	51	116
Other	(55)	457	662	496
Rent and related charges	450	95	1,089	180
Severance	483	—	532	—
Exit of certain lines of business (2)
Inventory valuation adjustments	—	116	—	116
Loss (gain) on disposal of assets	—	72	—	(397)
Severance	—	—	—	—
Other	—	141	—	215
Total	$979	$1,301	$2,711	$1,237

(1)Facility consolidation includes labor expense related to organizing inventory and equipment in preparation for the facility consolation, consulting and legal fees related to the project, and other expenses. These expenses were included in SG&A on the Condensed Consolidated Statement of Comprehensive Loss.
(2)As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included gains and losses on disposals of assets, and other expenses, which were included other income and expense, and SG&A on the Condensed Consolidated Statement of Comprehensive Loss, respectively.

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 28, 2019	Impact to Earnings	Cash Paid	Balance at June 27, 2020
Severance and related	$1,121	532	(413)	$1,240

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

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Severance	$749	$—	$880	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following represents the roll forward of restructuring reserves for the current period:

	Balance at December 28, 2019	Impact to Earnings	Cash Paid	Balance at June 27, 2020
Severance and related	$3,286	880	(2,353)	$1,813

10. Long Term Debt:

The following table summarizes the Company’s debt:

	June 27, 2020	December 28, 2019
Revolving loans	$129,000	$113,000
Senior term loan, due 2025	1,042,349	1,047,653
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	2,112	2,275
	1,612,165	1,601,632
Unamortized premium on 11.6% Junior Subordinated Debentures	15,366	16,110
Unamortized discount on Senior term loan	(7,285)	(8,040)
Current portion of long term debt, capital leases and finance leases	(11,400)	(11,358)
Deferred financing fees	(12,458)	(14,055)
Total long term debt, net	$1,596,388	$1,584,289

As of June 27, 2020, there was $1,042,349 outstanding under the 2018 Term Loan. As of June 27, 2020, the Company had $129,000 outstanding under the ABL Revolver along with $19,401 of letters of credit. The Company has approximately $101,599 of available borrowings under the ABL Revolver as a source of liquidity.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The components of operating and finance lease cost for the thirteen and twenty-six weeks ended June 27, 2020 and thirteen weeks ended June 29, 2019 were as follows:

	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 29, 2019
Operating lease cost	$4,547	$9,294	$4,575	$9,298
Short term lease costs	528	1,049	742	1,975
Variable lease costs	491	671	352	540
Finance lease cost:
Amortization of right of use assets	200	402	143	235
Interest on lease liabilities	36	72	28	43

Rent expense totaled $5,566 and $5,669 in the thirteen weeks ended June 27, 2020 and thirteen weeks ended June 29, 2019, respectively. Rent expense totaled $11,014 and $11,813 in the twenty-six weeks ended June 27, 2020 and twenty-six weeks ended June 29, 2019, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating & finance leases were as follows as of June 27, 2020 and December 28, 2019:

	June 27, 2020		December 28, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.58	3.00	7.88	3.46
Weighted average discount rate	8.20%	6.62%	7.81%	6.49%

Supplemental balance sheet information related to the Company's finance leases was as follows as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Finance lease assets, net, included in property plant and equipment	$1,967	$2,101

Current portion of long-term debt	791	749
Long-term debt, less current portion	1,321	1,526
Total principal payable on finance leases	2,112	2,275

Supplemental cash flow information related to the Company's operating leases was as follows for the twenty-six weeks ended June 27, 2020 and twenty-six weeks ended June 29, 2019:

	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$8,956	$9,129
Operating cash outflow from finance leases	72	31
Financing cash outflow from finance leases	411	283

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Maturities of our lease liabilities for all operating and finance leases are as follows as of June 27, 2020:

	Operating Leases	Finance Leases
Less than one year	$18,162	$911
1 to 2 years	16,043	703
2 to 3 years	14,138	430
3 to 4 years	12,807	293
4 to 5 years	12,393	5
After 5 years	40,745	—
Total future minimum rental commitments	114,288	2,342
Less - amounts representing interest	(29,829)	(230)
Present value of lease liabilities	$84,459	$2,112

As of December 28, 2019, maturities of our lease liabilities for all operating and finance leases were expected to be as follows:

	Operating Leases	Finance Leases
Less than one year	$17,525	$873
1 to 2 years	15,956	712
2 to 3 years	13,925	456
3 to 4 years	12,045	383
4 to 5 years	11,716	127
After 5 years	43,591	—
Total future minimum rental commitments	114,758	2,551
Less - amounts representing interest	(30,072)	(276)
Present value of lease liabilities	84,686	2,275
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The fair value of the 2018 Swaps was $5,534 as of June 27, 2020 and it was reported on the Condensed Consolidated Balance Sheets within other non-current liabilities. An increase in other expense was recorded in the Statement of Comprehensive Loss for the unfavorable change of $1,942 in fair value since December 28, 2019.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 27, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,644	$—	$—	$1,644
Interest rate swaps	—	(5,534)	—	(5,534)
Contingent consideration payable	—	—	(18,418)	(18,418)

	As of December 28, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(3,592)	—	(3,592)
Contingent consideration payable	—	—	(18,100)	(18,100)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 27, 2020 and as of December 28, 2019, the 2018 Swap 1 and 2018 Swap 2 were recorded as other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of June 27, 2020, the total contingent consideration was recorded as $2,035 of other current liabilities and $16,383 in other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. As of December 28, 2019, the total contingent consideration was recorded as $2,275 of other current liabilities and $15,825 in other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. This change in value was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability valuation as of June 27, 2020. The $1,300 decrease in the contingent consideration liability as of June 27, 2020 compared to as of December 28, 2019 related to the Resharp contingent consideration liability and was recorded within other income on the Condensed Consolidated Statements of Comprehensive Loss during the twenty-six weeks ended June 27, 2020. In the thirteen weeks ended June 27, 2020 the Company recorded an increase in the fair value of the contingent consideration liability of $3,100 related to the Resharp contingent consideration liability. There were not material adjustmetns to the Instafob contingent consideration for the thirteen and twenty-six weeks ended June 27, 2020.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of June 27, 2020 and December 28, 2019 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	June 27, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$327,777	$308,550	$327,222	$305,250
Junior Subordinated Debentures	124,070	113,049	124,814	148,731

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the Condensed Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 27, 2020 and December 28, 2019 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 27, 2020 and December 28, 2019 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 27, 2020: Fastening, Hardware, and Personal Protective Solutions, Consumer Connected Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended June 27, 2020 and thirteen and twenty-six weeks ended June 29, 2019.

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Revenues
Fastening, Hardware, and Personal Protective Solutions	$269,499	$226,405	$482,676	$428,007
Consumer Connected Solutions	42,198	60,177	98,505	117,578
Canada	35,013	38,046	61,365	66,702
Total revenues	$346,710	$324,628	$642,546	$612,287
Segment income (loss) from operations
Fastening, Hardware, and Personal Protective Solutions	$24,423	$10,914	$33,276	$8,361
Consumer Connected Solutions	(4,510)	(3,412)	1,386	(384)
Canada	815	1,044	(4,488)	834
Total income from operations	$20,728	$8,546	$30,174	$8,811

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

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen and twenty-six weeks ended June 27, 2020 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen and twenty-six weeks ended June 27, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill and indefinite-lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 5.7% in 2018, increased by 1.7% in 2019, and increased by 1.2% during the twenty-six weeks ended June 27, 2020. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.3% in 2018, declined by 0.2% in 2019, and declined by 3.4% during the twenty-six weeks ended June 27, 2020.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 8.7% in 2018, declined by 4.1% in 2019, and increased by 4.6% during the twenty-six weeks ended June 27, 2020. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 27, 2020 and the thirteen weeks ended June 29, 2019.

Thirteen weeks ended June 27, 2020 vs the Thirteen weeks ended June 29, 2019

	Thirteen Weeks Ended June 27, 2020		Thirteen Weeks Ended June 29, 2019
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$346,710	100.0%	$324,628	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	196,402	56.6%	181,309	55.9%
Selling, general and administrative expenses	94,970	27.4%	96,883	29.8%
Depreciation	17,230	5.0%	16,655	5.1%
Amortization	14,865	4.3%	14,684	4.5%
Other expense	2,515	0.7%	6,551	2.0%
Income from operations	20,728	6.0%	8,546	2.6%
Interest expense, net of investment income	26,968	7.8%	29,122	9.0%
Mark-to-market adjustment of interest rate swap	(308)	(0.1)%	1,789	0.6%
Loss before income taxes	(5,932)	(1.7)%	(22,365)	(6.9)%
Income tax benefit	(1,703)	(0.5)%	(2,869)	(0.9)%
Net loss	$(4,229)	(1.2)%	$(19,496)	(6.0)%

Net Sales
Net sales for the second quarter of 2020 were $346.7 million, an increase of approximately $22.1 million compared to net sales of $324.6 million for the second quarter of 2019. Construction fastener products sales increased $21.9 million driven by strong sales with big box retailers and traditional hardware stores. Additionally, sales of personal protective equipment increased by $16.4 million due to high demand for gloves and face masks. These increases were offset by a decrease of $16.2 million in key sales. Key sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating kiosks as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key machines. Finally, sales in Canada decreased $3.0 million, primarily due to restrictions related to COVID-19. Hardware stores in Ontario, Canada were closed to in store shopping for a portion of the quarter leading to lower sales.
Cost of Sales
Our cost of sales was $196.4 million, or 56.6% of net sales, in the second quarter of 2020, an increase of approximately $15.1 million compared to $181.3 million, or 55.9% of net sales, in the second quarter of 2019. The increase of 0.7% in cost of sales, expressed as a percent of net sales, in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to a higher mix of construction fastener products and personal protective equipment and a lower mix of keys.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $95.0 million in the thirteen weeks ended June 27, 2020, a decrease of approximately $1.9 million, compared to $96.9 million in the thirteen weeks ended June 29, 2019. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $35.0 million in the second quarter of 2020, a decrease of $5.3 million compared to $40.3 million in the second quarter of 2019. The decrease in selling expense was primarily due to lower marketing, travel and entertainment expense in the second quarter of 2020. Additionally, we had lower compensation cost as a result of the restructuring in our U.S. operations that began in the fourth quarter of 2019.

•Warehouse and delivery expenses were $39.3 million in the second quarter of 2020, an increase of $2.4 million compared to $36.9 million in the second quarter of 2019. The additional expense was primarily due to $1.7 million of increased labor driven by premium pay offered to warehouse workers during the COVID-19 pandemic along with additional supplies and personal protective equipment for our facilities. The remaining increase was primarily due to higher variable compensation expense related to increased sales.

•General and administrative (“G&A”) expenses were $20.7 million in the second quarter of 2020, an increase of $1.0 million compared to $19.7 million in the second quarter of 2019. The increase was primarily due to increased legal fees associated with our ongoing litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $17.2 million in the second quarter of 2020 compared to depreciation expense of $16.7 million in the second quarter of 2019. The increase in depreciation expense was due to our investment in our key duplicating machines and merchandising racks.

Amortization expense was $14.9 million in the second quarter of 2020 which was comparable to the second quarter of 2019.

Other expense was $2.5 million in the second quarter of 2020 compared to other expense of $6.6 million in the second quarter of 2019. In the second quarter of 2020 other expense consisted primarily of a $3.1 million in expense on the revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information. This was partially offset by exchange rate gains of $0.2 million in the second quarter of 2020. Other expense in the second quarter of 2019 was comprised primarily of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets, partially offset by $0.4 million of exchange rate gains.
Twenty-six weeks ended June 27, 2020 vs the Twenty-six weeks ended June 29, 2019

	Twenty-six Weeks Ended June 27, 2020		Twenty-six Weeks Ended June 29, 2019
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$642,546	100.0%	$612,287	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	362,813	56.5%	347,230	56.7%
Selling, general and administrative expenses	184,723	28.7%	188,718	30.8%
Depreciation	34,747	5.4%	32,471	5.3%
Amortization	29,713	4.6%	29,449	4.8%
Other expense	376	0.1%	5,608	0.9%
Income from operations	30,174	4.7%	8,811	1.4%
Interest expense, net of investment income	53,205	8.3%	58,742	9.6%
Mark-to-market adjustment of interest rate swap	1,942	0.3%	2,902	0.5%
Loss before income taxes	(24,973)	(3.9)%	(52,833)	(8.6)%
Income tax (benefit) expense	(10,993)	(1.7)%	1,931	0.3%
Net loss	$(13,980)	(2.2)%	$(54,764)	(8.9)%

Net Sales
Net sales for the twenty-six weeks ended June 27, 2020 were $642.5 million, an increase of approximately $30.3 million compared to net sales of $612.3 million for the twenty-six weeks ended June 29, 2019. Construction fastener products sales increased $29.4 million driven by strong sales with big box retailers and traditional hardware stores. Additionally, sales of personal protective equipment increased by $15.4 million due to high demand for gloves and face masks. These increases were offset by a decrease of $16.5 million in key sales in the United States. Key sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating kiosks as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key machines. Finally, sales in Canada decreased $5.3 million, primarily due to restrictions related to COVID-19. Hardware stores in Ontario, Canada were closed to in store shopping for a portion of the quarter leading to lower sales. Additionally, sales in Canada were negatively impacted by the closure of a manufacturing facility in 2019 and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information).
Cost of Sales
Our cost of sales was $362.8, or 56.5% of net sales, in the twenty-six weeks ended June 27, 2020, an increase of approximately $15.6 compared to $347.2, or 56.7% of net sales, in the twenty-six weeks ended June 29, 2019. The decrease of (0.2)% in cost of sales, expressed as a percent of net sales, in the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019 was primarily due to sourcing savings. The impact of the sourcing savings was partially offset by a higher mix of construction fastener products and personal protective solutions. Additionally, in the twenty-six weeks ended June 29, 2019, net sales was reduced by $6.1 million for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware
Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $184.7 million in the twenty-six weeks ended June 27, 2020, a decrease of approximately $4.0 million, compared to $188.7 million in the twenty-six weeks ended June 29, 2019. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $72.0 million in the twenty-six weeks ended June 27, 2020, a decrease of $8.1 million compared to $80.1 million in the twenty-six weeks ended June 29, 2019. The decrease in selling expense was primarily due to lower marketing and travel and entertainment expense in the twenty-six weeks ended June 27, 2020. Additionally, we had lower compensation cost as a result of the restructuring in our U.S. operations that began in the fourth quarter of 2019.

•Warehouse and delivery expenses were $74.8 million in the twenty-six weeks ended June 27, 2020, an increase of $4.5 million compared to $70.3 million in the twenty-six weeks ended June 29, 2019. The additional expense was primarily due to $1.7 million of increased labor driven by premium pay offered to warehouse workers during the COVID-19 outbreak along with additional supplies and personal protective equipment for our facilities. We incurred additional warehouse expense of $1.3 million in 2020 related to restructuring activities in our Canada segment (see Note 9 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information). The remaining increase was primarily due to higher variable expense related to increased sales.

•General and administrative (“G&A”) expenses were $38.0 million in the twenty-six weeks ended June 27, 2020, a decrease of $0.3 million compared to $38.3 million in the twenty-six weeks ended June 29, 2019. The decrease was primarily due to a decrease of $1.5 million in acquisition and integration costs in the twenty-six weeks ended June 27, 2020 as compared to the twenty-six weeks ended June 29, 2019. The decrease was partially offset by increased legal fees (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $34.7 million in the twenty-six weeks ended June 27, 2020 compared to depreciation expense of $32.5 million in the twenty-six weeks ended June 29, 2019. The increase in depreciation expense was due to our investment in our key duplicating machines and merchandising racks.

Amortization expense was $29.7 million in the twenty-six weeks ended June 27, 2020 which was comparable to the twenty-six weeks ended June 29, 2019.

Other expense was $0.4 million in the twenty-six weeks ended June 27, 2020 compared to other expense of $5.6 million in the twenty-six weeks ended June 29, 2019. In the twenty-six weeks ended June 27, 2020 other expense consisted primarily exchange rate losses of $1.6 million. These were partially offset by a $1.3 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information. Other expense in the twenty-six weeks ended June 29, 2019 consisted of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. These losses were offset by a gain the sale of machinery and equipment of $0.4 million (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial statements for additional information) and exchange rate gains of $0.8 million.

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended June 27, 2020 and the thirteen and twenty-six weeks ended June 29, 2019 (dollars in thousands):

Fastening, Hardware, and Personal Protective Solutions

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Fastening, Hardware, and Personal Protective Solutions
Revenues	$269,499	$226,405	$482,676	$428,007
Segment income (loss) from operations	24,423	10,914	33,276	8,361
Thirteen weeks ended June 27, 2020 vs the Thirteen weeks ended June 29, 2019
Net Sales

Net sales for our Fastening, Hardware, and Personal Protective Solutions operating segment increased by $43.1 million in thirteen weeks ended June 27, 2020 to $269.5 million as compared to $226.4 million in the thirteen weeks ended June 29, 2019. The increase was primarily due to increased construction fastener products sales increased $21.9 million driven by strong sales with big box retailers and traditional hardware stores. Additionally, sales of personal protective equipment increased by $16.4 million due to high demands for masks and gloves. The remaining increase in net sales was driven by price increases initiated throughout the second quarter of 2019 to offset the impact of tariffs.

Income from Operations

Income from operations of our Fastening, Hardware, and Personal Protective Solutions operating segment increased by approximately $13.5 million in the thirteen weeks ended June 27, 2020 to $24.4 million as compared to $10.9 million in the thirteen weeks ended June 29, 2019. The increase was driven by the increase in sales partially offset by increased cost of goods sold and warehouse expenses.

•Driven primarily by the increased sales, cost of good sold increased by approximately $24.1 million in the thirteen weeks ended June 27, 2020 to $161.6 million as compared to $137.5 million in the thirteen weeks ended June 29, 2019. Cost of sales as a percentage of net sales was 60.0% in the thirteen weeks ended June 27, 2020, a decrease of 0.7% from 60.7% in the thirteen weeks ended June 29, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven by the $2.0 million reduction in net sales in the thirteen weeks ended June 29, 2019 for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware. This was partially offset by the higher mix of sales of construction fastener products and personal protective products in the thirteen weeks ended June 27, 2020.
•Warehouse expense increased $3.3 million in the thirteen weeks ended June 27, 2020 compared to the thirteen weeks ended June 29, 2019. The additional expense was primarily due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 pandemic along with additional supplies and personal protective equipment for our facilities. The remaining increase was primarily due to higher variable expenses related to increased sales.

Twenty-six weeks ended June 27, 2020 vs the Twenty-six weeks ended June 29, 2019
Net Sales

Net sales for our Fastening, Hardware, and Personal Protective Solutions operating segment increased by $54.7 million in twenty-six weeks ended June 27, 2020 to $482.7 million as compared to $428.0 million in the twenty-six weeks ended June 29, 2019. Construction fastener products sales increased $29.4 million driven by strong sales with big box retailers and traditional hardware stores. Additionally, sales of personal protective equipment increased by $15.4 million due to high demand for gloves and masks. The remaining increase in net sales was driven by price increases initiated throughout the second quarter of 2019 to offset the impact of tariffs.

Income from Operations
Income from operations of our Fastening, Hardware, and Personal Protective Solutions operating segment increased by approximately $24.9 million in the twenty-six weeks ended June 27, 2020 to $33.3 million as compared to $8.4 million in the twenty-six weeks ended June 29, 2019. The increase was driven by the increase in sales along with lower selling and general and administrative expenses.

•Driven primarily by the increased sales, cost of good sold increased by approximately $25.7 million in the twenty-six weeks ended June 27, 2020 to $291.7 million as compared to $266.0 million in the thirteen weeks ended June 29, 2019. Cost of sales as a percentage of net sales was 60.4% in the twenty-six weeks ended June 27, 2020, a decrease of 1.7% from 62.1% in the thirteen weeks ended June 29, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven $6.1 million for payments made to customers in the twenty-six weeks ended June 29, 2019 associated with the new product line roll outs for construction fastener products and builders hardware combined with sourcing savings. This was partially offset by a higher mix of construction fastener products and personal protective solutions.
•Warehouse expense increased $4.1 million in the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019. The additional expense was primarily due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 pandemic along with additional supplies and personal protective equipment for our facilities. The remaining increase was primarily due to higher variable compensation expense related to increased sales.
•Selling expense decreased $1.9 million twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019. The decrease in selling expense was primarily due to lower marketing and travel and entertainment expense in the twenty-six weeks ended June 27, 2020. Additionally, we had lower compensation cost as a result of the restructuring in our U.S. operations that began in the fourth quarter of 2019.
•General and administrative (“G&A”) expenses decreased $1.4 million in the twenty-six weeks ended June 27, 2020. The decrease was primarily due to a decrease in variable compensation costs.
•Depreciation expense increased $1.6 million in the twenty-six weeks ended June 27, 2020 due to our merchandising racks .

Consumer Connected Solutions

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Consumer Connected Solutions
Revenues	$42,198	$60,177	$98,505	$117,578
Segment income (loss) from operations	(4,510)	(3,412)	1,386	(384)

Thirteen weeks ended June 27, 2020 vs the Thirteen weeks ended June 29, 2019
Net Sales

Net sales in our Consumer Connected Solutions operating segment decreased by $18.0 million in the thirteen weeks ended June 27, 2020 to $42.2 million as compared to $60.2 million in the thirteen weeks ended June 29, 2019. The lower sales were primarily due to decreases of $16.2 million and $1.8 million in key and engraving sales, respectively. Key and engraving sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating and engraving kiosks as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating and engraving kiosks.

Income from Operations
Loss from operations of our Consumer Connected Solutions operating segment decreased by approximately $1.1 million in the thirteen weeks ended June 27, 2020 to $4.5 million as compared to $3.4 million in the thirteen weeks ended June 29, 2019. The decreased sales was partially offset by lower cost of goods sold along with decreased selling, warehouse, and other expense.

•Driven primarily by the decreased sales, cost of good sold decreased by approximately $7.4 million in the thirteen weeks ended June 27, 2020 to $11.7 million as compared to $19.1 million in the thirteen weeks ended June 29, 2019. Cost of sales as a percentage of net sales was 27.9% in the thirteen weeks ended June 27, 2020, a decrease of 3.9% from 31.8% in the thirteen weeks ended June 29, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven by a higher mix of self service key sales.
•Selling expense decreased $4.8 million in the thirteen weeks ended June 27, 2020 compared to the thirteen weeks ended June 29, 2019. The decrease was primarily due to lower variable selling expenses including travel and entertainment and compensation.
•Warehouse expense decreased $1.1 million in the thirteen weeks ended June 27, 2020 compared to the thirteen weeks ended June 29, 2019. The decrease was primarily due to lower freight and shipping expenses driven by lower sales volume.
•Other expense decreased by $3.6 million in the thirteen weeks ended June 27, 2020 compared to the thirteen weeks ended June 29, 2019. Other expense was $3.1 million in the thirteen weeks ended June 27, 2020 and was driven by revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information. In the thirteen weeks ended June 29, 2019 other expense was comprised primarily of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets.
Twenty-six weeks ended June 27, 2020 vs the Twenty-six weeks ended June 29, 2019
Net Sales

Net sales in our Consumer Connected Solutions operating segment decreased $19.1 million in twenty-six weeks ended June 27, 2020 to $98.5 million as compared to $117.6 million in the twenty-six weeks ended June 29, 2019. The lower sales were primarily due to decreases of $16.5 million and $2.6 million in key and engraving sales, respectively. Key and engraving sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating and engraving kiosks as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating and engraving kiosks.

Income from Operations

Income from operations of our Consumer Connected Solutions operating segment increased by approximately $1.8 million in the twenty-six weeks ended June 27, 2020 to income of $1.4 million as compared to a loss of $0.4 million in the twenty-six weeks ended June 29, 2019. The decreased sales were offset by a decrease in other income and expense. In the twenty-six weeks ended June 29, 2019 we recorded impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets. Additionally, in the twenty-six weeks ended June 27, 2020 we saw decreases in cost of good sold, selling, and warehouse expenses, partially offset by increased general and administrative expense.
•Driven primarily by the decreased sales, cost of good sold decreased by approximately $7.3 million in the twenty-six weeks ended June 27, 2020 to $30.7 million as compared to $38.0 million in the twenty-six weeks ended June 29, 2019. Cost of sales as a percentage of net sales was 31.1% in the twenty-six weeks ended June 27, 2020, a decrease of 1.2% from 32.3% in the twenty-six weeks ended June 29, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven by a higher mix of self service key sales.

•Selling expense decreased $5.5 million n the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019. The decrease was primarily due to lower variable selling expenses including travel and entertainment and compensation.
•Warehouse expense decreased $1.3 million in the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019. The decrease was primarily due to lower freight and shipping expenses driven by lower sales volume.
•General and administrative expense increased by $1.5 million primarily due to increased legal fees associated with our ongoing litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
•Other income increased by $8.0 million in the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019. Other income was $1.3 million in the twenty-six weeks ended June 27, 2020 and was driven by revaluation of the contingent consideration associated with the acquisition of Resharp, see Note 13 - Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements for additional information. In the twenty-six weeks ended June 29, 2019 other expense was comprised primarily of an impairment charge of $6.8 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets.

Canada

	Thirteen Weeks Ended June 27, 2020	Thirteen Weeks Ended June 29, 2019	Twenty-six Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 29, 2019
Canada
Revenues	$35,013	$38,046	$61,365	$66,702
Segment income (loss) from operations	815	1,044	(4,488)	834

Thirteen weeks ended June 27, 2020 vs the Thirteen weeks ended June 29, 2019
Net Sales

Net sales in our Canada operating segment decreased by $3.0 million in the thirteen weeks ended June 27, 2020 to $35.0 million as compared to $38.0 million in the thirteen weeks ended June 29, 2019. The decrease was primarily due to restrictions related to COVID-19. Hardware stores in Ontario, Canada were closed to in store shopping for a portion of the quarter leading to lower sales.

Income from Operations

Income from operations of our Canada operating segment decreased by approximately $0.2 million in the thirteen weeks ended June 27, 2020 to $0.8 million as compared to $1.0 million in the thirteen weeks ended June 29, 2019. The decrease in sales was partially offset by lower variable costs such as freight and compensation expense due to the lower volume.

Twenty-six weeks ended June 27, 2020 vs the Twenty-six weeks ended June 29, 2019

Net Sales
Net sales in our Canada operating segment decreased by $5.3 million in the twenty-six weeks ended June 27, 2020 to $61.4 million as compared to $66.7 million in the twenty-six weeks ended June 29, 2019. The decrease was primarily due to restrictions related to COVID-19. Hardware stores in Ontario, Canada were closed to in store shopping for a portion of the quarter leading to lower sales. Additionally, sales in Canada were negatively impacted by the closure of a manufacturing facility in 2019 and exiting the related product lines (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information).

Income from Operations

Income from operations of our Canada operating segment decreased by approximately $5.3 million in the twenty-six weeks ended June 27, 2020 to a loss of $4.5 million as compared to income of $0.8 million in the twenty-six weeks ended June 29,

2019. The decrease was driven by the decrease in net sales along with increased warehouse expense. We incurred additional warehouse expense of $1.3 million in 2020 related to restructuring activities in our Canada segment (see Note 9 - Restructuring of the Notes to the Condensed Consolidated Financial Statements for additional information).

Income Taxes

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, and among other things, provides tax relief for businesses. The Company continues to analyze the available benefits provided with the CARES Act as the IRS continues to publish additional guidance on certain provisions of the Act.

In the thirteen weeks ended June 27, 2020, we recorded an income tax benefit of $1.7 million on pre-tax loss of $5.9 million. In the twenty-six weeks ended June 27, 2020, we recorded an income tax benefit of $11.0 million on a pre-tax loss of $25.0 million. The effective income tax rate was 28.7% and 44.0% for the thirteen and twenty-six weeks ended June 27, 2020, respectively.

In the thirteen weeks ended June 29, 2019, we recorded an income tax benefit of $2.9 million on a pre-tax loss of $22.4 million. In the twenty-six weeks ended June 29, 2019, we recorded an income tax provision of $1.9 million on a pre-tax loss of $52.8 million The effective income tax rate was 12.8% and (3.7)% for the thirteen and twenty-six weeks ended June 29, 2019, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended June 27, 2020 primarily due a change in the IRC Section 163(j) interest limitation under the CARES Act as well as a change in the valuation allowance. The remaining differences were due to state and foreign income taxes, and certain non-deductible expenses.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended June 29, 2019 primarily due a change in the IRC Section 163(j) interest limitation. The remaining differences were due to state and foreign income taxes, Global Intangible Low-Taxed Income ("GILTI"), and certain non-deductible expenses.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended June 27, 2020 and the twenty-six weeks ended June 29, 2019 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the twenty-six weeks ended June 27, 2020 was $11.7 million as compared to $24.8 million in the comparable prior year period. Operating cash flows for the twenty-six weeks ended June 27, 2020 were unfavorably impacted by the increase in accounts receivable due to higher sales. Operating cash flows for the twenty-six weeks ended June 29, 2019 were unfavorably impacted by the seasonal increase in accounts receivable due to higher sales.
Net cash used by investing activities was $23.0 million and $20.2 million for the twenty-six weeks ended June 27, 2020 and the twenty-six weeks ended June 29, 2019, respectively. The primary use of cash in both periods was our investment in new key duplicating kiosks and machines. In 2019, we also received $7.6 million in cash proceeds from the sale of a building and machinery in Canada.

Net cash provided by financing activities was $10.3 million for the twenty-six weeks ended June 27, 2020. Our revolver draws, net of repayments, provided cash of $16.0 million in the twenty-six weeks ended June 27, 2020. Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities.

Net cash used by financing activities was $15.9 million for the twenty-six weeks ended June 29, 2019. Revolver repayments were $7.7 million, net of draws, in the twenty-six weeks ended June 29, 2019. Additionally, we used cash to pay $8.0 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities)

position of $257.3 million as of June 27, 2020 represents an increase of $25.5 million from the December 28, 2019 level of $231.8 million. Because COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 27, 2020, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 27, 2020, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.2 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $155.5 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 27, 2020. The foreign subsidiaries net tangible assets were $67.0 million and the net intangible assets were $88.5 million as of June 27, 2020.

We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 12 - Derivatives and Hedging of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 27, 2020, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen and twenty-six weeks ended June 27, 2020 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen and twenty-six weeks ended June 27, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill and indefinite-lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 *	Supplemental Financial Information for The Hillman Companies, Inc.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed with the Securities and Exchange Commission on August 6, 2020, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 27, 2020 and the thirteen and twenty-six weeks ended June 29, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 27, 2020 and the twenty-six weeks ended June 29, 2019, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 6, 2020