Form 10-K
period 2020-12-26
HILLMAN COMPANIES INC
filed 2021-03-03
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 3, 2021, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2020 was $110,082,596.

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
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,368.3 million in 2020. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
On August 16, 2019, we acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. Resharp has business operations in the United States and its financial results reside within our Robotics and Digital Solutions segment.
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc for a total purchase price of $3.1 million. The financial results of West Coast Washers, Inc. reside within the Company's Hardware and Protective Solutions segment.

On October 1, 2018, we completed the acquisition of NB Parent Company, Inc. and its affiliated companies including Big Time Products, LLC and Rooster Products International, Inc. (collectively, "Big Time"), a leading provider of Personal Protective Solutions and work gear products for a purchase price of approximately $348.8 million. With the addition of Big Time, Hillman’s product portfolio now spans the hardware, automotive, garden, and cleaning categories and includes Big Time’s industry-leading brands such as Firm Grip, AWP, McGuire-Nicholas, Grease Monkey, and Gorilla Grip, which are sold throughout retailers in North America. Big Time has operations in the United States, Canada, and Mexico and is included in our Hardware and Protective Solutions segment.
On August 10, 2018, we completed the acquisition of Minute Key Holdings, Inc. (“MinuteKey”), an innovative leader in self-service key duplicating kiosks, for a total consideration reflecting an enterprise value of $156.3 million. We believe that the combination of MinuteKey's self service kiosk business with Hillman's existing key duplication platform will create additional growth opportunities. MinuteKey has operations in the United States and Canada and is included in our Robotics and Digital Solutions segment.
Subsequent to our year end, on January 24, 2021, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. ("Landcadia"), a special purpose acquisition company ("SPAC") entered into an agreement ("Merger Agreement") whereby the Parent would become a wholly owned subsidiary of Landcadia for the consideration of $911.3 million upon approval of the Landcadia shareholders shareholders and will be accounted for as a reverse acquisition resulting in a recapitalization of HMan Group Holdings. Consideration would be a combination of roll-over equity by current Company shareholders, new share purchases by Landcadia SPAC participants, cash from a new credit agreement and refinancing of existing credit facilities of the Company. A full description of the proposed acquisition terms may be found in the Landcadia Proxy Statement dated February 3, 2021 (the “Proxy”) filed with the United States Securities and Exchange Commission (“SEC”), which is available on www.sec.gov.
Hillman Group
We are comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
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
We operate from 22 strategically located distribution centers in North America. Our main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We also supplement our operations with third-party logistics providers to warehouse and ship customer orders in the certain areas.
    Products and Suppliers
Our product strategy concentrates on providing total project solutions using the latest technology for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an 'easy to shop' environment.
We currently manage a worldwide supply chain comprised of a large number of vendors, the largest of which accounted for approximately 4.9% of the Company's annual purchases and the top five of which accounted for approximately 15.7% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

    Hardware and Protective Solutions
Hardware and protective solutions segment includes a wide selection of product categories including fasteners; builders hardware; wall hanging; threaded rod and metal shapes; letters, numbers, and signs ("LNS"); personal protection products; and work gear.
Our fastener business consists of three categories: core fasteners, construction fasteners, and anchors, sold under a variety of brands including Hillman, FasnTite, DeckPlus, and PowerPro. Core fasteners include nuts, bolts, screws, washers, and specialty items. Construction fasteners include deck, drywall, metal screws, and both hand driven and collated nails. Anchors include hollow wall and solid wall items such as plastic anchors, toggle bolts, concrete screws, and wedge anchors.
Builder's hardware includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, and decorative hardware. We market the builder's hardware products under the Hardware Essentials® brand and provide the retailer with innovation in both product and merchandising solutions. The Hardware Essentials® program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location in store while digital content including pictures and videos assist the on-line journey. Hardware Essentials® provides retailers and consumers decorative upgrade opportunities through contemporary finishes and designs.
The wall hanging category includes traditional picture hanging hardware, primarily marketed under the Ook® and Hillman brands, and the High & Mighty® series of tool-free wall hangers, decorative hooks and floating shelves that was launched in 2017.
We are the leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks® threaded rod product includes hot and cold rolled rod, both weldable and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass. The SteelWorks® program is carried by many top retailers, including Lowe's and Menard's, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of metal shapes to many wholesalers throughout the country.
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
Our expansive glove category covers many uses for DIYer around the house and for the pro at the job site. We sell a full assortment of work gloves under the Firm Grip®, True Grip®, and Gorilla Grip brands, automotive gloves including Grease Monkey®, gardening gloves including Digz®, as well as cleaning and all-purpose gloves. As a category leader in work gloves our portfolio is founded on design and consumer driven innovation. Our products can be found at leading retailers across North America.

Our work gear category consists of tool storage, knee pads, clothing, and other accessories sold under variety of brands including AWP®, McGuire Nicholas®, and Firm Grip®. The portfolio offers a “one stop shop” for leading retailers with an expansive assortment to meet the needs of both the pro and DIYer.

Our safety category includes face masks, safety vests, and sanitizing wipes and sprays sold under a variety of brands including Firm Grip®, AWP®, and Premium Defense®. With our focus on innovative materials and intuitive design, along with industry trends, this is a growth category for Hardware and Protective Solutions.

Hardware and protective solutions generated approximately $1,024.4 million, $853.0 million and $636.7 million of revenues in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
    Robotics and Digital Solutions
Our Robotics and Digital Solutions segment consists primarily of software-enabled robotic key duplication and engraving solutions that are tailored to the unique needs of the consumer. We provide our offerings in retail and other high-traffic locations providing customized licensed and unlicensed key and engraving products targeted to consumers in the respective locations. Our offerings include self-service robotic engraving and robotic self service key duplication kiosks, as well as store associate assisted key duplication kiosks together with related software and systems, keys and key accessories sold in proximity to the kiosks. Our services include product and category management, merchandising services, and access to our proprietary robotic key duplicating and engraving software platforms and equipment.

We design proprietary software and engineer, design and manufacture our proprietary equipment in our Boulder, Colorado and Tempe, Arizona facilities, which forms the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains.We believe we provide the most complete key duplication systems in the industry, through our unique combination of self-service kiosk technology and store associate assisted duplication systems. Our self- service solutions are driven by our MinuteKey technology, while store associate assisted duplication currently uses the state of the art KeyKrafter equipment and other legacy duplication machines depending on the retail channel to fit that channel’s specific needs.

In 2018, we completed the acquisition of MinuteKey, the world’s first self-service robotic key duplication machine. The accuracy of robotics technology put to work in an innovative way makes MinuteKey machines easy to use, convenient, fast and highly reliable. We utilize a propriety network integration software with our MinuteKey kiosks to maintain high levels of machine up-time and ensure machines have the optimal mix of key types available for duplication. The kiosk is completely self-service and has a 100% customer satisfaction guarantee. We manufacture and support the Minute Key kiosk out of our Boulder, Colorado and Tempe, Arizona facilities.

The Hillman KeyKrafter® is our most popular, innovative, and effective store associate assisted key duplication kiosk. It provides significant reduction in duplication time while increasing accuracy and ease of use for unskilled store associates. Additionally, with the KeyKrafter® solution, the capability exists for consumers to securely store and retrieve digital back-ups of their key without the original through the revolutionary Hillman KeyHero® Technology. Our Precision Laser Key System™ system uses a digital optical camera, lasers, and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. In the automotive key space, we offer the SmartBox Automotive Key Programmer which is a tool to quickly and easily pair transponder keys, remotes, and smart keys.

We retain ownership of the key duplicating equipment and market and sell keys and key accessories. Our proprietary key offering features the universal blank which uses a “universal” keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. We continually refresh the retailer’s key offerings by introducing decorated and licensed keys and accessories. Our key offering features decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, and Marvel to increase personalization, purchase frequency and average transaction value per key. We also market a successful line of decorative and licensed lanyards and other key accessories.

All of our key duplication systems are supported by a dedicated in store kiosk sales and service team.

In our engraving business, we supply a variety of innovative options of consumer-operated robotic kiosks such as Quick-Tag®, TagWorks®, and FIDO® for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of- the-art technologies to provide a customized solution for mass merchant, pet supply retailers, and other high traffic areas such as theme parks, all supported by our in store kiosk field service technicians. We design, engineer, manufacture, and assemble the engraving kiosks in our Boulder, Colorado and Tempe, Arizona facilities.

Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the original Quick-Tag® consumer-operated Kiosk system to the proprietary laser system of TagWorks®, we continue to lead the industry with consumer-friendly engraving solutions. As in our key business, we retain ownership of the key engraving equipment and market and sell blank tags.

We have continued to build out our robotics and digital solutions segment with two recent acquisitions. In August 2019, we acquired the assets of Sharp Systems, LLC (“Resharp”), a California-based innovative developer of robotic automated knife sharpening systems, for a cash payment of $3.0 million and contingent consideration valued at $18.1 million. The maximum payout for the contingent consideration is $25.0 million plus 1.8% of net knife-sharpening revenues for five years after the $25.0 million is fully paid. We expect to begin rolling out the knife sharpening systems to customers in early 2021.In February 2020, we acquired the assets of Instafob, LLC (“Instafob”), a California-based innovative developer of RFID key duplication systems and a cloud based platform, for a cash payment for a cash payment of $800 and a total purchase price of $2,618, which includes $1,818 in contingent and non-contingent considerations that remain payable to the seller.Contingent consideration is based on 5% of the net sales from 2020 through 2022 plus 1% of net sales from 2023 through 2029. We expect to roll out Instafob systems to customers in 2021.

Robotics and Digital solutions generated approximately $209.3 million, $236.1 million, and $196.0 million of revenues in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
    Canada
Our Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The product lines offered in our Canada segment are consistent with the product offerings detailed in our other segments. The Canada segment also produces made to order screws and self-locking fasteners for automotive suppliers, OEMs, and industrial distributors.
Our Canada segment generated approximately $134.6 million, $125.3 million and $141.4 million of revenues in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
    Markets and Customers
We sell our products to national accounts such as Home Depot, Lowe’s, Menard’s, PETCO, PetSmart, Tractor Supply, and Walmart. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.

We service a wide variety of franchise and independent retail outlets. These individual dealers are typically members of the larger cooperatives, such as Ace Hardware, True Value, and Do-It-Best. We ship directly to the cooperative's retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to a large volume of customers, the top two of which accounted for approximately $671.4 million, or approximately 49%, of our total revenue in 2020. For the year ended December 26, 2020, Home Depot was the single largest customer, representing approximately $362.9 million of our total revenues. Lowe's was the second largest at approximately $308.5 million. No other customer accounted for more than 10% of total revenue in 2020. In each of the years ended December 26, 2020, December 28, 2019, and December 29, 2018, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in each of our operating segments.
Hillman continues to expand its B2B eCommerce platform allowing certain customers to order online through the Company’s website, www.hillmangroup.com. The B2B eCommerce platform features many of our items available for sale online and over thousands of customers are enrolled with the online ordering platform. We continue to support direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites.
    Sales and Marketing
We believe that our primary competitive advantage is rooted in our ability to provide a greater level of customer service than our competitors. We partner with our customers to understand the unmet needs of consumers, design creative solutions, and commercialize those solutions bringing them to life in both physical and digital channels through a tight alignment between the product management, marketing communications, and channel marketing functions. We provide best in class support and customer service at every touch point for our retail partners, and service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 800 employees and 70 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for processing of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 270 employees and is managed by 30 field managers, focuses on the franchise and independent customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 60 full service accounts that the sales representative calls on approximately every two weeks. These efforts allow the sales force to sell and support our product lines.

    Competition
Our primary competitors in the national accounts marketplace for fasteners are Primesource Building Products, Inc., Midwest Fastener Corporation, Illinois Tool Works Inc., Spectrum Brands, and competition from direct import by our customers. Our national competitors for gloves and personal protective equipment include West Chester Protective Gear, PIP, Iron Clad, and MidWest Quality Gloves, Inc. Competition is primarily based on sourcing and price. We believe our product innovation and and in store merchandising service create a more compelling and unique experience for both the consumer and our customers. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag®, FIDO®, and TagWorks® systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
The principal competitor for our franchise and independent business is Midwest Fastener in the hardware store marketplace. The hardware outlets that purchase our products without regularly scheduled sales representative visits may also purchase products from local and regional distributors and cooperatives. We compete primarily on field service, merchandising, as well as product availability, price, and depth of product line.
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
Employees
As of December 26, 2020, we had 3,780 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $58.3 million as of December 26, 2020 and approximately $19.2 million as of December 28, 2019. We expect to realize the entire December 26, 2020 backlog during fiscal 2021.
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
Risks Relating to Our Business
Supply and demand for our products is influenced by general economic conditions and trends in spending on repair and remodel home projects, new home construction, and personal protective equipment. Adverse trends in, among other things, the general health of the economy, consumer confidence, interest rates, repair and remodel home projects, new home construction activity, commercial construction activity, and the use of personal protective equipment could adversely affect our business.

Demand for our products is impacted by general economic conditions in North American and other international markets including, without limitation, inflation, recession, instability in financial or credit markets, the level of consumer debt, interest rates, discretionary spending and the ability of our customers to obtain credit. We are particularly impacted by spending trends in existing home sales, new home construction activity, home repair and remodel activity, commercial construction and demand for personal protective equipment including masks and cleaning supplies. While we believe consumer preferences have increased spending on the home and personal protective equipment, the level of spending could decrease in the future. Our customers, suppliers, and other parties with whom we do business are also impacted by the foregoing conditions and adverse changes may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, and other service providers. Adverse trends in any of the foregoing factors could reduce our sales, adversely impact the mix of our sales or increase our costs which could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a strain of coronavirus, now known as COVID-19, was reported to have surfaced in Wuhan, China. Since that time, the widespread and sustained transmission of the virus has reached global pandemic status. In response to the pandemic, many national and international health agencies have recommended, and many countries and state, provincial and local governments have implemented, various measures, including travel bans and restrictions, limitations on public and private gatherings, business closures or operating restrictions, social distancing, and shelter-in-place orders.

Given the ongoing and dynamic nature of the COVID-19 virus and the worldwide response related thereto, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on our business. Although the reported cases of COVID-19 have decreased in certain regions of the world, they have continued to increase in others, particularly following the 2020 holiday season, including the United States and other regions in which we operate, and it is uncertain when the pandemic or its effects will subside.

We could experience future reductions in demand for our products depending on the future course of the pandemic and related actions taken to curb its spread.

The increased demand for imported goods driven by a shift in consumer spending has also stressed the global supply chain from factory production capacity to transportation availability. The impact of a continued COVID-19 outbreak or sustained measures taken to limit or contain the outbreak could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our suppliers could fail to deliver product in a timely manner as a result of disruption to the global supply chain due to the ongoing COVID-19 pandemic. If such failures occur, we may be unable to provide products when requested by our customers. Our business could be substantially disrupted if we were required to, or chose to, replace the products from one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies, and have a material adverse effect on our business, results of operations, and financial condition.

Demand for our personal protective products could exceed global supply capacity thereby causing increased costs and limited availability.

The extent to which the ongoing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including:

•the duration of the pandemic, including the ability of governments and health care providers to timely distribute available vaccines and the efficacy of such vaccines;
•governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services) taken to limit the reach of the virus and the impact of the pandemic;
•the impact on our supply chain;
•the impact on our contracts with customers and suppliers, including potential disputes over whether COVID-19 constitutes a force majeure event;
•the impact of the pandemic on worldwide economic activity;
•the health of and the effect on our workforce and our ability to meet the staffing needs of our critical functions, particularly if members of our work force are infected with COVID-19, quarantined as a result of exposure to COVID-19 or unable to work remotely in areas subject to shelter-in-place orders;
•the health and effect on our distribution network staff, if we need to close any of our facilities or a critical number of our employees become too ill to work;
•any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
•the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others.

We operate in a highly competitive industry, which may have a material adverse effect on our business, financial condition, and results of operations.

The retail industry is highly competitive, with the principal methods of competition being product innovation, price, quality of service, quality of products, product availability and timeliness, credit terms, and the provision of value-added services, such as merchandising design, in-store service, and inventory management. We encounter competition from a large number of regional and national distributors which could adversely affect our business, financial condition, and results of operations.

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

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.

Our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

We are subject to inventory management risks: insufficient inventory may result in increased costs, lost sales and lost customers, while excess inventory may increase our costs.

We balance the need to maintain inventory levels that are sufficient to maintain superior customer fulfillment levels against the risk and financial costs of carrying excess inventory levels. In order to successfully manage our inventories, we must estimate demand from our customers at the product level and timely purchase products in quantities that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular product, we could have excess inventory handling costs, distribution center capacity constraints and inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. By contrast, if we underestimate demand and purchase insufficient quantities of a product, and/or do not maintain enough inventory of a product we may not be able to fulfill customer orders on a timely basis which could result in fines, the loss of sales and ultimately loss of customers for those products as they turn to our competitors. Our business, financial condition and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.

We have substantial fixed costs and, as a result, our operating income is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs (including personnel), which do not fluctuate with net sales. Consequently, a percentage decline in our net sales could have a greater percentage effect on our operating income if we do not act to reduce personnel or take other cost reduction actions. Any decline in our net sales would cause our profitability to be adversely affected.

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect our business.

Our two largest customers constituted approximately $671.4 million of net sales and $54.7 million of the year-end accounts receivable balance for 2020. Each of these customers is a big box chain store. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the changing retail landscape, this could have a negative effect on our results of operations. These two customers have been key components of our growth and failure to maintain fulfillment and service levels or relationships with these customers could result in a material loss of business. Our inability to penetrate new channels of distribution, including ecommerce, may also have a negative impact on our future sales and business.

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
Increases in labor costs, potential labor disputes and work stoppages or an inability to hire skilled distribution, sales and other personnel could adversely affect our business.
An increase in labor costs, work stoppages or disruptions at our facilities or those of our suppliers or transportation service providers, or other labor disruptions, could decrease our sales and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

A significant increase in the salaries and wages paid by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both. If we are unable to hire warehouse, distribution, sales and other personnel, our ability to execute our business plan and our results of operations would suffer.

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

We source many products from China and other Asian countries for resale in other regions. To the extent that the CNY or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The U.S. dollar decreased in value relative to the CNY by 6.5% in 2020, increased by 1.7% in 2019 and increased by 5.7% in 2018. Significant appreciation of the CNY or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries in Canada and Mexico may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.

Our results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy.

Our products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, we use other commodity-based materials in the manufacture of LNS that are resin-based and subject to fluctuations in the price of oil. We source the majority of our products from third parties and are subject to changes in their underlying manufacturing costs. We also use third parties for transportation and are exposed to fluctuations in freight costs to transport goods from our suppliers to our distribution facilities and from there to our customers, as well as the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Inflation in these costs could result in significant cost increases. If we are unable to mitigate the any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, our financial condition may be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact our results of operations and cash flows.

We are subject to the risks of doing business internationally.

A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Latin America, and the Caribbean. Because we sell our products and services outside the United States, our business is subject to risks associated with doing business internationally, which include:

•changes in a specific country's or region's political and cultural climate or economic condition;
•unexpected or unfavorable changes in foreign laws and regulatory requirements;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;
•the imposition of duties and tariffs and other trade barriers;
•trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce, Economic Sanctions Laws and Regulations administered by the Office of Foreign Assets Control, and fines, penalties, or suspension or revocation of export privileges;
•violations of the United States Foreign Corrupt Practices Act;
•the effects of applicable and potentially adverse foreign tax law changes;
•significant adverse changes in foreign currency exchange rates; and
•difficulties associated with repatriating cash in a tax-efficient manner.

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

Further, our business could be adversely affected by the recent outbreak of COVID-19. This situation may have a material and adverse effect on our business which could include temporary closures of our facilities, the facilities of our suppliers, and other disruptions caused to us, our suppliers or customers. This may adversely affect our results of operations, financial position, and cash flows.

Acquisitions have formed a significant part of our growth strategy in the past and may continue to do so. If we are unable to identify suitable acquisition candidates, successfully integrate an acquired business, or obtain financing needed to complete an acquisition, our growth strategy may not succeed.

Historically, our growth strategy has relied in part on acquisitions that either expand or complement our businesses in new or existing markets. However, there can be no assurance that we will be able to identify or acquire acceptable acquisition candidates on terms favorable to us and in a timely manner, if at all, to the extent necessary.

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

We have $816.2 million of goodwill and $85.6 million of indefinite-lived trade names recorded on our accompanying Consolidated Balance Sheets at December 26, 2020. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

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

In the event that our trademarks or patents are successfully challenged and we lose the rights to use those trademarks or patents, or if we fail to prevent others from using them, we could experience reduced sales or be forced to redesign or rebrand our products, requiring us to devote resources to product development, advertising and marketing new products and brands. In addition, we cannot be sure that any pending trademark or patent applications will be granted or will not be challenged or opposed by third parties or that we will be able to enforce our trademark rights against counterfeiters.

Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.

We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected products, which would reduce our revenues.

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position.

Recent changes in United States patent laws may limit our ability to obtain, defend, and/or enforce our patents.

The United States has recently enacted and implemented wide ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the United States federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

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

Future changes in financial accounting standards may significantly change our reported results of operations.

The accounting principles generally accepted in the United States of America (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, litigation and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us (i) could require us to make changes to our accounting systems to implement these changes that could increase our operating costs and (ii) could significantly change our reported or expected financial performance.

Future tax law changes may materially increase our prospective income tax expense.

We are subject to income taxation in many jurisdictions in the U.S. as well as foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and, accordingly, there are many transactions and computations for which our final income tax determination is uncertain. We are occasionally audited by income tax authorities in several tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement.

Additionally, it is possible that future income tax legislation, regulations or interpretations thereof and/or import tariffs in any jurisdiction to which we are subject to taxation may be enacted and such changes could have a material impact on our worldwide income tax provision beginning with the period during which such changes become effective. In addition, our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

We have identified material weaknesses in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.

As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 26, 2020 because material weaknesses existed in our internal control over financial reporting. If we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information.

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

Our expenses relating to employee health benefits, for which we are primarily self insured, are significant. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Unfavorable changes in the cost of such benefits could have a material adverse effect on our financial results and cash flows.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide workers’ compensation, automobile, and product/general liability coverage through a high deductible insurance program. In addition, we are self-insured for our health benefits and maintain per employee stop-loss coverage. Although we believe that we have adequate stop-loss coverage for catastrophic claims to cap the risk of loss, our results of operations and financial condition may be adversely affected if the number and severity of claims that are not covered by stop-loss insurance increases.

We occupy most of our locations under long-term non-cancelable leases. We may be unable to renew leases on favorable terms or at all. Also, if we close a location, we may remain obligated under the applicable lease.

Most of our locations are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from two to fourteen years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and noncancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close a location, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed locations could have an adverse effect on our business and results of operations.

Risks Relating to Our Indebtedness

We have significant indebtedness that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. On December 26, 2020, total indebtedness was $1,549.8 million, consisting of $108.7 million of indebtedness of Hillman and $1,441.1 million of indebtedness of Hillman Group.
Our substantial indebtedness could have important consequences. For example, it could:
•make it more difficult for us to satisfy obligations to holders of our indebtedness;
•increase our vulnerability to general adverse economic and industry conditions;
•require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;
•limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to competitors that have less debt; and
•limit our ability to borrow additional funds.
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $154.4 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We rely on available borrowings under the asset-based revolving credit facility (“ABL Revolver”) for cash to operate our business, and the availability of credit under the ABL Revolver may be subject to significant fluctuation.

In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the ABL Revolver. Availability will be limited to the lesser of a borrowing base and $250.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the ABL Revolver is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. The inability to borrow under the ABL Revolver may adversely affect our liquidity, financial position and results of operations. As of December 26, 2020, the ABL Revolver had an outstanding amount of $72.0 million and outstanding letters of credit of $23.6 million leaving $154.4 million of available borrowings as a source of liquidity.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our minimum allowed fixed charge coverage ratio requirement is 1.0x as of December 26, 2020. A breach of the covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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
The terms of our Senior Facilities and the indenture governing the notes restrict us from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:
•incur or guarantee additional indebtedness;
•pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;
•make investments, loans, advances, and acquisitions;

•pay dividends or other amounts to us from our restricted subsidiaries;
•engage in transactions with our affiliates;
•sell assets, including capital stock of our subsidiaries;
•consolidate or merge; and
•create liens.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, the ability to borrow under our asset-based revolving credit facility is subject to limitations based on advances rates against certain eligible inventory and accounts receivables that collateralize the underlying loans. Our ability to ability to access the full $250.0 million of revolving credit can be affected by events beyond our control if the value of our inventory and accounts receivables is materially adversely affected.
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

Item 1B - Unresolved Staff Comments.
None.
Item 2 – Properties.
As of December 26, 2020, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
Hardware and Protective Solutions & Robotics and Digital Solutions
Cincinnati, Ohio	270,000	Office, Distribution
Dallas, Texas	166,000	Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Rialto, California	402,000	Distribution
Shafter, California	168,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution

Hardware and Protective Solutions
Atlanta, Georgia	14,000	Office
Fairfield, Ohio	85,000	Distribution
Guadalajara, Mexico	12,000	Office, Distribution
Guleph, Ontario	25,000	Distribution
Pompano Beach, Florida	39,000	Office, Distribution
Monterrey, Mexico	13,000	Distribution
Rome, Georgia	14,000	Office
Shannon, Georgia	300,000	Distribution
Springdale, Ohio	28,000	Mfg., Distribution
Tyler, Texas (1)	202,000	Office, Mfg., Distribution

Robotics and Digital Solutions
Boulder, Colorado	20,000	Office

Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	100,000	Distribution
Laval, Quebec	34,000	Distribution
Milton, Ontario	26,000	Manufacturing
Pickering, Ontario	110,000	Distribution
Scarborough, Ontario	23,000	Mfg., Distribution
Toronto, Ontario	389,000	Office, Distribution
Winnipeg, Manitoba	42,000	Distribution

(1)The Company leases two facilities in Tyler, Texas. The first is a 139,000 square foot facility located at 2329 E. Commerce Street used for manufacturing and distribution. The second is a 63,000 square foot facility located at 6357 Reynolds Road used for offices, manufacturing, and distribution.
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

2020	High	Low
First Quarter	$36.27	$25.19
Second Quarter	30.40	25.08
Third Quarter	30.19	25.03
Fourth Quarter	31.28	28.25
2019	High	Low
First Quarter	$34.18	$30.49
Second Quarter	35.37	32.16
Third Quarter	36.21	33.85
Fourth Quarter	36.88	33.67
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 3, 2021, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 3, 2021, our total number of shares of common stock outstanding was 5,000, held by one stockholder.
Distributions
We pay interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 26, 2020 and December 28, 2019, we paid $12.3 million and $11.2 million, respectively, per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods. As of December 26, 2020 $1.0 million remained payable on our balance sheet due to the timing of our year end.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, we are required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable at the end of the Deferral Period. In fiscal 2020, the Company elected to defer interest payments to the holders of the Trust Preferred Securities during April 2020 through July 2020. See Note 7 - Long-Term Debt for additional details. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in fiscal 2019.

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
Unregistered Sales of Equity Securities
We made no sales of our equity securities during the year ended December 26, 2020.
Issuer Purchases of Equity Securities
We made no repurchases of our equity securities during the year ended December 26, 2020.
Item 6 – Selected Financial Data.
The following table sets forth selected consolidated financial data for the years ended December 31, 2016 and December 30 2017, December 29, 2018, December 28, 2019, and December 26, 2020. Net (loss) income and total assets for the years ended December 29, 2018 and December 28, 2019 have been restated due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.

(dollars in thousands)	Year Ended 12/26/2020	Year Ended 12/28/2019 As Restated	Year Ended 12/29/2018 As Restated	Year Ended 12/30/2017	Year Ended 12/31/2016
Income Statement Data:
Net sales	$1,368,295	$1,214,362	$974,175	$838,368	$814,908
Cost of Sales (exclusive of depreciation and amortization)	781,815	693,881	537,885	455,717	438,418
Income from operations	65,766	7,695	27,443	35,504	40,809
Net (loss) income	(24,499)	(85,479)	(58,681)	58,648	(14,206)
Balance Sheet Data:
Total assets	$2,468,618	$2,437,983	$2,428,243	$1,799,217	$1,781,636
Long-term debt & finance lease obligations (1) (2)	1,111,088	1,162,928	1,167,676	550,685	536,572
11.6% Junior Subordinated Debentures	108,704	108,704	108,704	108,704	108,704
6.375% Senior Notes	330,000	330,000	330,000	330,000	330,000
(1)Includes current portion of long-term debt (at face value) and finance lease obligations in 2019, and capitalized lease obligations in 2016.
(2)In 2018 we refinanced our term loan, see Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information on our current debt.
Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information which our management believes is relevant to an assessment and understanding of our operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and schedules thereto appearing elsewhere herein. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information”, as well as “Risk Factors” in Item 1A of this Annual Report. We have restated our financial statements for 2019 and 2018 due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflect the effects of the restatements. See Note 1 - Basis of Presentation for additional details.
General

Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $1,368.3 million in 2020. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; personal protective equipment, such as gloves and eye-wear; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems, maintenance of appropriate in-store inventory levels, and break-fix for our robotics kiosks.
Subsequent to our year end, on January 24, 2021, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. ("Landcadia"), a special purpose acquisition company ("SPAC") entered into an agreement ("Merger Agreement") whereby the Parent would become a wholly owned subsidiary of Landcadia for the consideration of $911.3 million upon approval of the Landcadia shareholders and will be accounted for as a reverse acquisition resulting in a recapitalization of HMan Group Holdings. Consideration would be a combination of roll-over equity by current Company shareholders, new share purchases by Landcadia SPAC participants, cash from a new credit agreement and refinancing of existing credit facilities of the Company. A full description of the proposed acquisition terms may be found in the Landcadia Proxy Statement dated February 3, 2021 (the “Proxy”) filed with the United States Securities and Exchange Commission (“SEC”), which is available on www.sec.gov.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 second quarter and remained in effect throughout our fiscal year. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the United States and Canada, our business has been designated an essential business, which allows us to continue to serve customers that remain open.
While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand during the year ended December 26, 2020 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail in fiscal 2021. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.
An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the year ended December 26, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill, indefinite-lived intangible assets and definite lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately by 5.7% in 2018, increased by 1.7% in 2019, and decreased by 6.5% in 2020. The

U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.3% in 2018, decreased by 0.2% in 2019, and decreased by 7.9% in 2020.
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
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 8.7% in 2018, decreased by 4.1% in 2019, and decreased by 1.9% in 2020. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
We import large quantities of products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The recently implemented U.S. tariffs on steel and aluminum and other imported goods has increased our product costs and required us to increase prices on the affected products.

Product Revenues
The following is revenue based on products for our significant product categories and operating segments:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 26, 2020
Fastening and hardware	$706,865	$—	$131,493	$838,358
Personal protective	317,527	—	239	317,766
Keys and key accessories	—	157,828	2,878	160,706
Engraving	—	51,423	6	51,429
Resharp	—	36	—	36
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
Fastening and hardware	$607,247	$—	$121,242	$728,489
Personal protective	245,769	—	—	245,769
Keys and key accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
Fastening and hardware	$581,269	$—	$137,186	$718,455
Personal protective	55,448	—	—	55,448
Keys and key accessories	—	143,898	4,217	148,115
Engraving	—	52,145	12	52,157
Resharp	—	—	—	—
Consolidated	$636,717	$196,043	$141,415	$974,175

Results of Operations
The following table shows the results of operations for the years ended December 26, 2020 and December 28, 2019. The income tax benefit and net loss for 2019 has been rested due to the correction of errors related to income tax accounting. See Note 1 - Basis of Presentation for additional details.

	Year Ended December 26, 2020		Year Ended December 28, 2019 As Restated
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,368,295	100.0%	$1,214,362	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	781,815	57.1%	693,881	57.1%
Selling, general and administrative expenses	398,472	29.1%	382,131	31.5%
Depreciation	67,423	4.9%	65,658	5.4%
Amortization	59,492	4.3%	58,910	4.9%
Management fees to related party	577	—%	562	—%
Other (income) expense, net	(5,250)	(0.4)%	5,525	0.5%
Income from operations	65,766	4.8%	7,695	0.6%
Interest expense, net	99,103	7.2%	113,843	9.4%
Mark-to-market adjustment of interest rate swap	601	—%	2,608	0.2%
Loss before income taxes	(33,938)	(2.5)%	(108,756)	(9.0)%
Income tax benefit	(9,439)	(0.7)%	(23,277)	(1.9)%
Net loss	$(24,499)	(1.8)%	$(85,479)	(7.0)%

Adjusted EBITDA (1)	$221,215	16.2%	$178,658	14.7%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Net sales for the year ended December 26, 2020 were $1,368.3 million, or $5.4 million per shipping day, compared to net sales of $1,214.4 million, or $4.8 million per shipping day for the year ended December 28, 2019, an increase of approximately $153.9 million. Sales of personal protective equipment increased by $71.8 million due to high demand for gloves and face masks. Fastening and hardware sales increased $99.6 million driven by strong sales with big box retailers and traditional hardware stores. Finally, sales in Canada increased by $9.4 million primarily due to strong retail demand for our products partially offset by in store shopping restrictions during the second quarter which lead to lower demand during that period. These increases were offset by a decrease of $27.6 million in key sales in the United States. Key sales were negatively impacted by restricted access to key duplicating kiosks and retail key duplication services as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key machines.
Cost of Sales
Our cost of sales ("COS") is exclusive of depreciation and amortization expense. COS was $781.8 million, or 57.1% of net sales, for the year ended December 26, 2020, an increase of $87.9 million compared to $693.9 million, or 57.1% of net sales, for the year ended December 28, 2019. Cost of goods sold as a percentage of net sales was consistent with the prior year primarily as a result of the following offsetting factors:
•Sourcing savings initiatives that we achieved in 2020.
•2020 included a higher mix of construction fastener products and personal protective solutions.

Expenses
Selling, general, and administrative ("SG&A") expenses were $398.5 million in the year ended December 26, 2020, an increase of $16.3 million compared to $382.1 million in the year ended December 28, 2019. The following changes in underlying trends impacted the change in SG&A expenses:

•Selling expense was $149.6 million in the year ended December 26, 2020, a decrease of $7.2 million compared to $156.8 million for the year ended December 28, 2019. The decrease in selling expense was primarily due to lower marketing and travel and entertainment expense in the year ended December 26, 2020. Additionally, we had lower compensation cost as a result of the restructuring in our U.S. operations that began in the fourth quarter of 2019.
•Warehouse and delivery expenses were $159.0 million for the year ended December 26, 2020, an increase of $16.7 million compared to warehouse and delivery expenses of $142.3 million for the year ended December 28, 2019. The additional expense was primarily due to higher variable compensation and freight expenses related to increased sales. The remaining increase was due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 outbreak along with additional supplies and personal protective equipment for our facilities.
•General and administrative (“G&A”) expenses were $89.8 million in the year ended December 26, 2020, an increase of $6.8 million compared to $83.0 million in the year ended December 28, 2019. The increase was primarily due to increased legal fees associated with our ongoing litigation with KeyMe (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information). Additionally, we incurred increased incentive compensation expense in the year ended December 26, 2020.
Depreciation expense was $67.4 million in the year ended December 26, 2020 compared to $65.7 million in the year ended December 28, 2019. The increase was primarily driven by our investment in key duplication machines and merchandising racks.
Amortization expense of $59.5 million in the year ended December 26, 2020, which was comparable to $58.9 million in the year ended December 28, 2019.
Other income of $5.3 million for the year ended December 26, 2020 increased $10.8 million compared to expense of $5.5 million in the year ended December 28, 2019. In the year ended December 26, 2020 other income consisted primarily of a $3.5 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob, (see Note 13 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). Additionally we received $1.8 million in cash from the Canadian government as part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 pandemic. These gains were partially offset by exchange rate losses of $0.7 million. In the year ended December 28, 2019, other expense consisted of an impairment charge of $7.0 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. This loss was offset by a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million.
Interest expense, net, of $99.1 million for the year ended December 26, 2020 decreased $14.7 million, compared to $113.8 million for the year ended December 28, 2019. This decrease was primarily due to lower interest rates combined with lower outstanding debt balances in the year ended December 26, 2020.

Results of Operations
The following table shows the results of operations for the years ended December 28, 2019 and December 29, 2018. the income tax benefit and net loss for 2019 and 2019 has been rested due to the correction of errors related to income tax accounting. See Note 1 - Basis of Presentation for additional details.

	Year Ended December 28, 2019 As Restated		Year Ended December 29, 2018 As Restated
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$1,214,362	100.0%	$974,175	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	693,881	57.1%	537,885	55.2%
Selling, general and administrative expenses	382,131	31.5%	320,543	32.9%
Depreciation	65,658	5.4%	46,060	4.7%
Amortization	58,910	4.9%	44,572	4.6%
Management fees to related party	562	—%	546	0.1%
Other (income) expense, net	5,525	0.5%	(2,874)	(0.3)%
Income from operations	7,695	0.6%	27,443	2.8%
Interest expense, net	113,843	9.4%	82,775	8.5%
Refinancing charges	—	—%	11,632	1.2%
Mark-to-market adjustment of interest rate swap	2,608	0.2%	607	0.1%
Loss before income taxes	(108,756)	(9.0)%	(67,571)	(6.9)%
Income tax benefit	(23,277)	(1.9)%	(8,890)	(0.9)%
Net loss	$(85,479)	(7.0)%	$(58,681)	(6.0)%

Adjusted EBITDA (1)	$178,658	14.7%	$139,756	14.3%

(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 28, 2019 vs Year Ended December 29, 2018
Net Sales
Net sales for the year ended December 28, 2019 were $1,214.4 million, or $4.8 million per shipping day, compared to net sales of $974.2 million, or $3.9 million per shipping day, for the year ended December 29, 2018. The increase was primarily driven by the acquisitions of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018. The acquisitions increased revenue $227.6 million in the year ended December 28, 2019 as compared to the year ended December 29, 2018. Construction fastener products and builders hardware sales increased $19.2 million and $6.4 million, respectively, due to new product line roll outs with customers. Additionally, sales decreased $7.8 million due to the closure of a manufacturing facility in Canada and exiting the related product lines (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
Cost of Sales
Our cost of sales was $693.9 million, or 57.1% of net sales, for the year ended December 28, 2019, an increase of $156.0 million compared to $537.9 million, or 55.2% of net sales, for the year ended December 29, 2018. The increase of 1.9% in cost of sales, expressed as a percent of net sales, in 2019 compared to 2018 was primarily due to the following items:

•Fiscal 2019 included a higher mix of personal protective equipment.
•In the year ended December 28, 2019, we had inventory valuation adjustments in our Hardware and Protective Solutions segment of $5.7 million primarily related to strategic review of our product offerings and restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

•Net sales was reduced by $7.2 million in the year ended December 28, 2019 for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware.
•We recorded a reduction of $3.8 million in cost of sales recorded in 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
•The remaining increase was driven by higher product cost due to tariffs.
•These increases were partially offset by lower inventory valuation adjustments in our Canada segment of $5.5 million driven by charges taken in 2018 related to exiting certain lines of business and rationalizing stock keeping units (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

Expenses
Selling, general, and administrative ("SG&A") expenses were $382.1 million in the year ended December 28, 2019 an increase of $61.6 million compared to $320.5 million in the year ended December 29, 2018. The following changes in underlying trends impacted the change in SG&A expenses:

•Selling expense was $156.8 million in the year ended December 28, 2019, an increase of $22.8 million compared to $134.0 million for the year ended December 29, 2018. The acquisition of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018 added $24.9 million in selling expense for the year ended December 28, 2019 as compared to 2018. These increases were offset by a decrease of $3.3 million for the cost of updating customer store labels for a new pricing program in 2018.
•Warehouse and delivery expenses were $142.3 million for the year ended December 28, 2019, an increase of $17.3 million compared to warehouse and delivery expenses of $124.9 million for the year ended December 29, 2018. The acquisition of MinuteKey in the third quarter of 2018 and Big Time in the fourth quarter of 2018 added $7.5 million in warehouse expense for the year ended December 28, 2019. We incurred $4.6 million of higher expense for increases in labor, benefits, freight, and equipment costs. We also incurred additional warehouse expense of $3.8 million in 2019 related to restructuring activities in our Canada segment (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
•G&A expenses were $83.0 million in the year ended December 28, 2019 an increase of $21.4 million compared to $61.6 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $10.1 million an G&A expense in the current year. We also incurred $5.4 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018. Additionally, we incurred severance and related charges of $3.9 million related to corporate restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). Finally, we incurred $1.6 million of higher compensation and benefits expense in 2019. These increases were partially offset by lower acquisition related charges in the year ended December 28, 2019.
Depreciation expense was $65.7 million in the year ended December 28, 2019 compared to $46.1 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $9.2 million in depreciation expense in 2019. The remaining increase was driven by our investment in key duplicating machines and merchandising racks.
Amortization expense was $58.9 million in the year ended December 28, 2019 compared to $44.6 million in the year ended December 29, 2018. The increase was primarily due to the acquisitions of Big Time and MinuteKey, which added $14.3 million an amortization expense in 2019.
Other expense was $5.5 million for the year ended December 28, 2019, an increase of $8.4 million compared to a loss of $2.9 million in the year ended December 29, 2018. In the year ended December 28, 2019, other expense consisted of an impairment charge of $7.0 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks. These losses were offset by a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million. Other expense of $2.9 million for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). The gain was partially offset by $2.0 million of exchange rate losses.

Interest expense, net, was $113.8 million for the year ended December 28, 2019, an increase of $31.1 million, compared to $82.8 million for the year ended December 29, 2018. During 2018 we refinanced our term loan and revolver, increasing the outstanding term loan by approximately $527.5 million. In connection with the refinancing, we incurred $11.6 million in refinancing charges. The increase in the term loan and additional draws on our revolving credit facility during the year led to increased interest expense. See Note 7 - Long-Term Debt of the Notes to Consolidated Financial Statements for additional information.
Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):
Hardware and Protective Solutions

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Hardware and Protective Solutions
Segment Revenues	$1,024,392	$853,016	$636,717
Segment Income from Operations	$67,313	$14,204	$18,555
Adjusted EBITDA (1)	$153,765	$101,319	$76,896
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Hardware and Protective Solutions net sales for the year ended December 26, 2020 increased by $171.4 million from the prior year. The primary drivers of this increase were:
•Fastening and hardware sales increased $99.6 million due to strong demand from big box retailers and traditional hardware stores along with price increases initiated in the second quarter of 2019 to offset the impact of tariffs.
•Sales of personal protective equipment increased by $71.8 million due to high demand.

Income from Operations
Income from operations of our Hardware and Protective Solutions operating segment increased by approximately $53.1 million in the year ended December 26, 2020 to $67.3 million from $14.2 million in the year ended December 28, 2019. The increased sales noted above were partially offset by increased cost of sales and increased selling, general and administrative expenses as outlined below:

Cost of sales as a percentage of net sales was 60.8% in the year ended December 26, 2020, a decrease of 1.2 % from 62.0% in the year ended December 28, 2019. The decrease in cost of sales as a percentage of net sales was primarily driven $7.2 million for payments made to customers in the year ended December 28, 2019 associated with the new product line roll outs for construction fastener products and builders hardware combined with sourcing savings. This was partially offset by a higher mix of construction fastener products and personal protective solutions.

Operating expenses increased $25.1million in our Hardware and Protective Solutions segment primarily due to:
•Warehouse expense increased $17.7 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The additional expense was primarily due to increased labor driven by premium pay offered to warehouse workers during the COVID-19 pandemic along with additional supplies and personal protective equipment for our facilities. The remaining increase was primarily due to higher variable and incentive compensation expense related to increased sales.
•General and administrative (“G&A”) expenses increased $2.9 million in the year ended December 26, 2020. The increase was primarily due to increased incentive compensation in the year ended December 26, 2020.
•Depreciation expense increased $2.3 million in the year ended December 26, 2020 due to our merchandising racks.

Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales for our Hardware and Protective Solutions operating segment increased by $216.3 million in the year ended December 28, 2019 primarily due to:
•The acquisition of Big Time in the fourth quarter of 2018 increased revenue $190.3 million in the year ended December 28, 2019
•Fastening and hardware sales increased $26.0 million primarily due to new product line rollouts with customers

Income from Operations
Income from operations of our Hardware and Protective Solutions segment decreased by approximately $4.4 million in the year ended December 28, 2019 to $14.2 million as compared to $18.6 million in the year ended December 29, 2018. The increased sales noted above were offset by increased cost of sales and increased selling, general and administrative expenses as outlined below:

Cost of sales as a percentage of net sales was 62.0% in the year ended December 28, 2019, an increase of 5.3% from 56.7% in the year ended December 29, 2018. The primary drivers of this increase were:
•Fiscal 2018 included a higher mix of personal protective equipment.
•Inventory valuation adjustments were $5.7 million in the current year primarily related to restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
•Net sales was reduced by $7.2 million in the year ended December 28, 2019 for payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware.
•We recorded a reduction of $3.8 million in cost of sales recorded in 2018 due to an adjustment of our accrual for anti-dumping duties based on the final results of the Department of Commerce’s administrative review of nails from China (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).

Operating expenses increased $52.3 million in our Fastening, Hardware, and Personal Protective Solutions segment primarily due to:
•The acquisition of Big Time in the fourth quarter of 2018 increased SG&A $22.0 million and amortization expense of $10.6 million in the year ended December 28, 2019.
•Warehouse costs, excluding the acquisition of Big Time, increased $6.8 million primarily driven by increased labor, benefits, freight and maintenance costs.
•We incurred $4.4 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.
•Additionally, we incurred severance and related charges of $3.2 million related to corporate restructuring activities (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).

Robotics and Digital Solutions

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Robotics and Digital Solutions
Segment Revenues	$209,287	$236,086	$196,043
Segment Income from Operations	$3,177	$3,385	$17,705
Adjusted EBITDA (1)	$60,265	$70,966	$57,369
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Year Ended December 26, 2020 vs December 28, 2019
Net Sales

Net sales for our Robotics and Digital Solutions operating segment decreased $26.8 million in the year ended December 26, 2020 compared to the net sales for 2019 primarily due to a decrease of $27.6 million in key sales. Key sales were negatively impacted by reduced retail foot traffic and restricted access to key duplicating kiosks along with retail key duplication services as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating kiosks.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment decreased by approximately $0.2 million in the year ended December 26, 2020 to $3.2 million from $3.4 million in the year ended December 28, 2019. The decreased sales were offset by decreased SG&A and other income as outlined below:

•Selling expense decreased $6.7 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The decrease was primarily due to lower sales commissions for kiosk sales and reduced travel and compensation expense.
•Warehouse expense decreased $1.8 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. The decrease was primarily due to lower freight and shipping expenses driven by lower sales volume.
•General and administrative expense increased by $4.1 million primarily due to increased legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
•Other income increased by $10.4 million in the year ended December 26, 2020 compared to the year ended December 28, 2019. Other income was $3.5 million in the year ended December 26, 2020 and was driven by revaluation of the contingent consideration associated with the acquisition of Resharp and Instafob (see Note 13 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information). In the year ended December 26, 2020 other expense was comprised primarily of an impairment charge of $7.7 million related to the loss on the disposal of our FastKey self-service key duplicating kiosks and related assets.

Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales for our Robotics and Digital Solutions operating segment increased $40.0 million in the year ended December 28, 2019 as compared to 2018 primarily due to:
•The acquisition of Minute Key in the third quarter of 2018 increased revenue $37.3 million in the year ended December 28, 2019.
•Automotive key sales increased $4.2 million in the year ended December 28, 2019.
Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment decreased $14.3 million the year ended December 28, 2019 to $3.4 million as compared to $17.7 million in the year ended December 29, 2018. The increases in net sales were offset by increased operating expenses as outlined below:

•The acquisition of MinuteKey added $20.5 million in SG&A expenses, $8.5 million in depreciation and $3.7 million in amortization expense in the year ended December 28, 2019.
•We incurred $7.7 million of impairment charges in 2019 related to the loss on the disposal of our FastKey self-service key duplicating kiosks.
•Depreciation expense, excluding MinuteKey, increased $4.4 million driven by our continued investment in key duplicating machines.
•We incurred $1.5 million in legal fees related to the ongoing litigation with KeyMe, Inc. (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
•We incurred $1.0 million of additional expense for retention and long term incentive compensation plans introduced in the fourth quarter of 2018.

Canada

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Canada
Segment Revenues	$134,616	$125,260	$141,415
Segment Loss from Operations	$(4,724)	$(9,894)	$(8,817)
Adjusted EBITDA (1)	$7,185	$6,373	$5,491
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Year Ended December 26, 2020 vs December 28, 2019
Net Sales
Net sales in our Canada operating segment increased by $9.4 million in the year ended December 26, 2020 primarily due to strong retail demand for our products partially offset by in store shopping restrictions in the second quarter which lead to lower demand during that period

Loss from Operations
Loss from operations of our Canada segment decreased by $5.2 million in the year ended December 26, 2020 to a loss of $4.7 million as compared to a loss of $9.9 million in the year ended December 28, 2019. In addition to the increased sales, loss from operations increased due to the following items:

•COS as a percentage of net sales decreased 1.5% from 69.1% in the year ended December 28, 2019 to 67.6% in the year ended December 26, 2020 primarily due to $4.3 million of inventory valuation adjustments taken in 2019 in our Canada segment driven by exiting certain lines of business and rationalizing stock keeping units (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
•Other income and expense increased $0.7 million to income of $1.8 million in the current year compared with income of $1.1 million in the year ended December 28, 2019. Other income for the year ended December 26, 2020 consisted primarily of $1.8 million in cash received from the Canadian government as a part of the Canada Emergency Wage Subsidy program for relief during the second quarter shutdown in Canada during the COVID-19 outbreak. This was partially offset by exchange rate losses of $0.6 million. Other income for the year ended December 28, 2019 included a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million.

Year Ended December 28, 2019 vs December 29, 2018
Net Sales
Net sales for our Canada operating segment decreased by $16.2 million in the year ended December 28, 2019 primarily due to:
•The unfavorable impact of conversion of the local currency to U.S. dollars.
•The closure of a manufacturing facility in Canada and exiting the related product lines resulted in to $7.8 million in lower sales.

Loss from Operations

Income from operations of our Canada segment decreased by $1.1 million in the year ended December 28, 2019 to  a loss of $9.9 million as compared to a loss of $8.8 million in the year ended December 29, 2018. The decrease in sales was offset by lower COS as percentage of sales. Additionally, we incurred higher other expense in the year ended December 28, 2019.

•COS as a percentage of net sales decreased 5.3% from 74.4% in the year ended December 29, 2018 to 69.1% in the year ended December 28, 2019 primarily due to $9.8 million of inventory valuation adjustments taken in 2018 in our Canada segment driven by exiting certain lines of business and rationalizing stock keeping units as compared to inventory adjustments of $4.3 million in the year ended December 28, 2019 (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information).
•Other income and expense decreased $2.4 million to income of $1.1 million in the current year compared with income of $3.5 million in the year ended December 29, 2018. Other income for the year ended December 28, 2019 included a gain on the sale of machinery and equipment of $0.4 million (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information), and exchange rate gains of $0.7 million. Other income for the year ended December 29, 2018 consisted of a $5.3 million net gain on the sale and disposal of property, plant, and equipment associated with the restructuring of the Canada segment, (see Note 14 - Restructuring of the Notes to Consolidated Financial Statements for additional information). The gain in the year ended December 29, 2018 was offset by $1.8 million exchange rate losses of exchange rate losses.

Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
We have restated our financial statements for 2019 and 2018 due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. Accordingly, the EBITDA reconciliation below has been restated. There was no impact to EBITDA or Adjusted EBITDA in either 2019 or 2018. See Note 1 - Basis of Presentation for additional details.The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated	Year Ended December 29, 2018 As Restated
Net loss	$(24,499)	$(85,479)	$(58,681)
Income tax (benefit) expense	(9,439)	(23,277)	(8,890)
Interest expense, net	86,774	101,613	70,545
Interest expense on junior subordinated debentures	12,707	12,608	12,608
Investment income on trust common securities	(378)	(378)	(378)
Depreciation	67,423	65,658	46,060
Amortization	59,492	58,910	44,572
Mark-to-market adjustment on interest rate swaps	601	2,608	607
EBITDA	$192,681	$132,263	$106,443

Stock compensation expense	5,125	2,981	1,590
Management fees	577	562	546
Facility exits (1)	3,894	—	1,279
Restructuring (2)	4,902	13,749	9,737
Litigation expense (3)	7,719	1,463	—
Acquisition and integration expense (4)	9,832	12,557	12,358
Change in fair value of contingent consideration	(3,515)	—	—
Buy-back expense (5)	—	7,196	—
Asset impairment charges (6)	—	7,887	—
Refinancing costs	—	—	11,632
Anti-dumping duties	—	—	(3,829)
Adjusted EBITDA	$221,215	$178,658	$139,756

(1)Facility exits include costs associated with the closure of facilities in Parma, Ohio, San Antonio, Texas, and Dallas, Texas.

(2)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, stock keeping unit rationalization, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions. See Note 14 - Restructuring of the Notes to the Consolidated Financial Statements for additional information. Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(3)Litigation expense includes legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(4)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to historical acquisitions.
(5)Buy-back expense includes one-time payments made to customers associated with the new product line roll outs for construction fastener products and builders hardware.
(6)Asset impairment charges includes impairment losses for the disposal of FastKey self-service key duplicating kiosks and related assets.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in millions):

Year Ended December 26, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$67,313	$3,177	$(4,724)	$65,766
Depreciation and amortization	69,164	50,670	7,081	126,915

Stock compensation expense	4,464	661	—	5,125
Management fees	502	75	—	577
Facility exits	3,894	—	—	3,894
Restructuring	74	—	4,828	4,902
Litigation expense	—	7,719	—	7,719
Acquisition and integration expense	8,284	1,548	—	9,832
Change in fair value of contingent consideration	—	(3,515)	—	(3,515)
Corporate and intersegment adjustments	70	(70)	—	—
Adjusted EBITDA	$153,765	$60,265	$7,185	$221,215

Year Ended December 28, 2019	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$14,204	$3,385	$(9,894)	$7,695
Depreciation and amortization	65,369	52,924	6,275	124,568

Stock compensation expense	2,436	545	—	2,981
Management fees	562	—	—	562
Restructuring	3,163	708	9,878	13,749
Litigation expense	—	1,463	—	1,463
Acquisition and integration expense	8,837	3,720	—	12,557
Buy-back expense	7,196	—	—	7,196
Asset impairment charges	—	7,773	114	7,887
Corporate and intersegment adjustments	(448)	448	—	—
Adjusted EBITDA	$101,319	$70,966	$6,373	$178,658

Year Ended December 29, 2018	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$18,555	$17,705	$(8,817)	$27,443
Depreciation and amortization	50,163	35,898	4,571	90,632

Stock compensation expense	1,302	288	—	1,590
Management fees	546	—	—	546
Facility exits	1,279	—	—	1,279
Restructuring	—	—	9,737	9,737
Acquisition and integration expense	7,126	5,232	—	12,358
Anti-dumping duties	(3,829)	—	—	(3,829)
Corporate and intersegment adjustments	1,754	(1,754)	—	—
Adjusted EBITDA	$76,896	$57,369	$5,491	$139,756

Income Taxes
Effective tax rates for the years ended December 29, 2018 and December 28, 2019 have been restated due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.
Year Ended December 26, 2020 vs December 28, 2019
In the year ended December 26, 2020, we recorded an income tax benefit of $9.4 million on a pre-tax loss of $33.9 million. The effective income tax rate was 27.8% for the year ended December 26, 2020. In the year ended December 28, 2019, we recorded income tax benefit of $23.3 million on a pre-tax loss of $108.8 million. The effective income tax rate was 21.4% for the year ended December 28, 2019.

On March 27, 2020, the CARES Act was signed into law by the President of the United States.  The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2019 and 2020 periods. During 2020, the Company received an accelerated AMT income tax refund of $1.1 million and was able to defer $7.1 million of payroll taxes. The CARES Act interest modification provisions allowed for increased interest deductions. The Company was able to deduct an additional $32.0 million in interest on its 2019 income tax return when compared to the 2019 income tax provision. For the fiscal year 2020, the Company's increased interest deduction will result in the utilization of accumulated interest limitation carryforwards.

In 2020, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes. In 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes. The Company recorded $1.0 million in income tax expense attributable to state NOLs that are expected to expire prior to their utilization.
Year Ended December 28, 2019 vs December 29, 2018
In the year ended December 28, 2019, we recorded an income tax benefit of $23.3 million on a pre-tax loss of $108.8 million. The effective income tax rate was 21.4% for the year ended December 28, 2019. In the year ended December 29, 2018, we recorded income tax benefit of $8.9 million on a pre-tax loss of $67.6 million. The effective income tax rate was 13.2% for the year ended December 29, 2018.

In 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily due to state and foreign income taxes. The Company recorded $1.0 million in income tax expense attributable to state NOLs that are expected to expire prior to their utilization.

The effective income tax rate differed from the federal statutory tax rate in the year ended December 29, 2018 primarily due to a valuation allowance of $6.1 million for certain U.S. federal net operating losses that are subject to the dual consolidated loss limitation rules. Additionally, the Company recorded $2.2 million in income tax expense for certain non-deductible acquisition costs attributable to the MinuteKey and Big Time acquisitions. The remaining differences between the effective income tax rate and the federal statutory rate in the year ended December 29, 2018 were attributable to state and foreign income taxes.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash provided by operating activities for the year ended December 26, 2020 was approximately $92.1 million. Operating cash flows for the year ended December 26, 2020 were favorably impacted by the increased net income in the current year. Net cash provided by operating activities for the year ended December 28, 2019 was approximately $52.4 million and was unfavorably impacted by lower net income driven by increased interest expense, partially offset by improvements in working capital. Net cash provided by operating activities for the year ended December 29, 2018 was approximately $7.5 million and was unfavorably impacted by lower net income driven by increased interest expense and acquisition related costs along with an increase in inventory due to commodity inflation and new business wins. This was partially offset by an increase in accounts payable due to changes in payment terms and increased inventory purchases and a decrease in accounts receivable.
Investing Activities
Net cash used for investing activities was $46.1 million, $53.5 million, and $572.6 million for the years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively. In the year ending December 26, 2020 we acquired Instafob for approximately $0.8 million. In the year ended December 28, 2019 we acquired Resharp and West Coast Washers for approximately $6.1 million. In the year ended December 29, 2018 we acquired MinuteKey and Big Time and made a final working capital true up payment for ST Fastening Systems which equated a total net cash outflow of approximately $501.0 million. Finally, cash was used in all periods to invest in our investment in new key duplicating kiosks and machines and merchandising racks. In 2019, we also received $10.4 million in cash proceeds from the sale of a building and machinery in Canada and a building in Georgia.
Financing Activities
Net cash used for financing activities was $45.1 million for the year ended December 26, 2020. The borrowings on revolving credit loans provided $99.0 million. The Company used $140.0 million of cash for the repayment of revolving credit loans and $10.6 million for principal payments on the senior term loans. In the year ended December 26, 2020 the Company received $7.3 million on the exercise of stock options.
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
Our working capital (current assets minus current liabilities) position of $241.8 million as of December 26, 2020 represents an increase of $10.0 million from the December 28, 2019 level of $231.8 million. Because COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
Contractual Obligations
Our contractual obligations as of December 26, 2020 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$108,704	$—	$—	$—	$108,704
Interest on Jr Subordinated Debentures	82,562	12,231	24,463	24,463	21,405
Long Term Senior Term Loans	1,037,044	10,609	21,218	1,005,217	—
Bank Revolving Credit Facility	72,000	—	—	72,000	—
6.375% Senior Notes	330,000	—	330,000	—	—
KeyWorks License Agreement	72	72	—	—	—
Interest payments (2)	218,053	64,970	97,001	56,082	—
Operating Leases	108,169	18,259	29,575	24,993	35,342
Deferred Compensation Obligations	1,911	595	—	—	1,316
Finance Lease Obligations	2,252	993	1,129	130	—
Other Obligations	7,578	2,793	4,509	276	—
Uncertain Tax Position Liabilities	1,101	1,101	—	—	—
Total Contractual Cash Obligations (3)	$1,969,446	$111,623	$507,895	$1,183,161	$166,767
(1)The Junior Subordinated Debentures liquidation value is approximately $108,704.
(2)Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.15% as of December 26, 2020. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate. Interest payments on the variable rate Revolver borrowings were calculated using the actual interest rate of 1.65% as of December 26, 2020.
(3)All of the contractual obligations noted above are reflected on the Company's Consolidated Balance Sheet as of December 26, 2020 except for the interest payments. Contingent consideration related to the acquisitions of Resharp and Instafob of $14,197 is not included in the chart above due to uncertainty about timing of the payments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Related Party Transactions
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of approximately $0.6 million for each of the years ended December 26, 2020 and December 28, 2019, and $0.5 million for the year ended December 29, 2018.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $0.8 million for the year ended December 28, 2019. No such sales were recorded in the years ended December 26, 2020 or December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3.8 million to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2020 or fiscal 2019.

Gregory Mann and Gabrielle Mann are employed by the Company. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. We have recorded rental expense for the lease of this facility on an arm's length basis. Our rental expense for the lease of this facility was $0.4 million for each of the years ended December 26, 2020, December 28, 2019, and December 29, 2018.
Douglas J. Cahill was hired effective July 29, 2019 as our Executive Chairman, Senior Executive Officer. He was promoted to President and Chief Executive Officer on September 16, 2019. Mr. Cahill is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP").  CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 79.1% of Holdco's outstanding common stock as of December 26, 2020.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 26, 2020, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.

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
Our performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods, which occurs upon delivery of the products. Judgment is required in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Revenue is recognized for in-store service and access to key duplicating and engraving equipment as the related products are delivered, which approximates a time-based recognition pattern. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the delivery of the products.
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
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 26, 2020, would have affected net earnings by approximately $1.1 million in fiscal 2020.
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
Our annual impairment assessment is performed for the reporting units as of October 1. In 2020, 2019, and 2018, with the assistance of an independent third-party specialist, management assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected revenue growth. The results of the quantitative assessments in 2020, 2019, and 2018 indicated that the fair value of each reporting unit was in excess of its carrying value. In our annual review of goodwill for impairment in the fourth quarter of 2020, the fair value of each reporting unit exceeded its carrying value by over 6% of its carrying value.
Intangible Assets:
We evaluate our indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded in 2020, 2019, or 2018 as a result of the quantitative annual impairment test.
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

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets are determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price. Each period, we estimate the fair value of liabilities for contingent consideration by applying a Monte Carlo analysis examining the frequency and mean value of the resulting payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. Any changes in fair value are recorded as other income (expense) in the Consolidated Statement of Comprehensive Loss.
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
Based on our exposure to variable rate borrowings at December 26, 2020, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $9.6 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $157.8 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of December 26, 2020. The foreign subsidiaries net tangible assets were $93.9 million and the net intangible assets were $63.8 million as of December 26, 2020.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 26, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While preparing our 2020 consolidated financial statements, the Company identified errors in the accounting for income taxes during 2018 and 2019. During 2018, the Company became subject to additional provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) including computations related to the IRC §163(j) interest limitation (Interest Limitation). The Company incorrectly established valuation allowances against the portion of interest expense that was not currently deductible. In addition, the Company incorrectly established a valuation allowance on certain U.S. state NOLs. Upon further review of the guidance, the Company determined that the valuation allowance should not have been established.
As part of our annual assessment of internal control over financial reporting, we have determined that a material weakness existed in the Company's internal control over financial reporting as of December 26, 2020. A material weakness existed in that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the valuation allowance against deferred income taxes. The material weakness resulted in material errors in the application of certain provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) related to the IRC §163(j) interest limitation (Interest Limitation). This material weakness resulted in material errors in our income tax benefit and deferred tax liabilities that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 28, 2019 and December 29, 2018 as described in Note 1 - Basis of Presentation of the notes to the consolidated financial statements and the correction of unaudited quarterly financial information for fiscal years 2020 and 2019. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 26, 2020.
Management's Plan for Remediation of the Material Weakness
In response to the material weakness described above, management implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Those changes included the engagement of third party consultants to assist with technical tax accounting research and application of guidance, the addition of a committee to review technical accounting issues and ensure we have the appropriate subject matter experts engaged, and hiring additional personnel in our tax department.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of testing these recently implemented processes, procedures, and controls. Additional time is required to complete the assessment to ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the company’s internal control over financial reporting and will continue to diligently review the company’s internal control over financial reporting.
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

/s/ DOUGLAS J. CAHILL		/s/ ROBERT O. KRAFT

Douglas J. Cahill		Robert O. Kraft
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 3, 2021	Dated:	March 3, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Hillman Companies, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of comprehensive loss, stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 26, 2020, and the related notes and financial statement schedule II – Valuation Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 28, 2019, and for the two-year period ended December 29, 2019 to correct misstatements.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-12, Leases (Topic 842).

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 31, 2017 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As discussed in Note 2 to the consolidated financial statements, the goodwill balance as of December 26, 2020 was $816 million. The Company performs goodwill impairment testing annually as of October 1st and whenever events or changes in circumstances indicate that the fair value of a reporting unit is less than the carrying value. With the assistance of a third-party specialist, management assesses the fair value of the reporting units based on a discounted cash flow model and multiples of earnings. Assumptions critical to fair value estimates under the discounted cash flow model include the discount rates and the projected revenue growth rates.

We identified the assessment of the fair value of two of the Company’s reporting units within its goodwill impairment analysis as a critical audit matter. The estimation of fair value of the specific reporting units is complex and subject to significant management judgment and estimation uncertainties. Specifically, the discount rate and projected revenue growth rates used to determine the fair value of these reporting units were challenging to test as they represented subjective determinations of current and future market and economic conditions that were sensitive to variation. Additionally, the audit effort associated with the discount rate required specialized skills and knowledge. Changes to those assumptions could have had a significant effect on the Company’s assessment of the fair value of the two reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of controls over the Company’s goodwill impairment process, including controls related to the projected revenue growth rates and discount rate for the two reporting units. We performed sensitivity analyses over the Company’s discount rates and projected revenue growth rates to assess their impact on the determination that the fair values of the specific reporting units exceeded their carrying values. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We compared forecasted revenue growth rates used in the valuation model against underlying business strategies and growth plans. We evaluated the reasonableness of the Company’s forecasted revenue growth rates for these reporting units by comparing the growth assumptions to comparable entities within the industry. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate used by management in the valuation, by comparing it to a range of discount rates developed using existing market information for comparable entities within the industry
•developing an estimate of certain of the Company’s reporting units’ fair value using each reporting unit’s cash flow forecast and discount rate and compared the results of our estimate of fair value to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Cincinnati, Ohio
March 3, 2021

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 26, 2020	December 28, 2019
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,520	$19,973
Accounts receivable, net of allowances of $2,395 ($1,891 - 2019)	121,228	88,374
Inventories, net	391,679	323,496
Other current assets	19,280	8,828
Total current assets	553,707	440,671
Property and equipment, net of accumulated depreciation of $236,031 ($179,791 - 2019)	182,674	205,160
Goodwill	816,200	815,850
Other intangibles, net of accumulated amortization of $291,434 ($232,060 - 2019)	825,966	882,430
Operating lease right of use assets	76,820	81,613
Deferred tax asset	2,075	702
Other assets	11,176	11,557
Total assets	$2,468,618	$2,437,983
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$201,461	$125,042
Current portion of debt and capital lease obligations	11,481	11,358
Current portion of operating lease liabilities	12,168	11,459
Accrued expenses:
Salaries and wages	29,800	12,937
Pricing allowances	6,422	6,553
Income and other taxes	5,986	5,248
Interest	12,988	14,726
Other accrued expenses	31,605	21,545
Total current liabilities	311,911	208,868
Long-term debt	1,535,508	1,584,289
Deferred tax liabilities	156,118	164,343
Operating lease liabilities	68,934	73,227
Other non-current liabilities	31,560	33,287
Total liabilities	2,104,031	2,064,014

Commitments and Contingencies (Note 15)	—	—
Stockholder's Equity:
Preferred stock, $0.01 par, 5,000 shares authorized, none issued and outstanding at December 26, 2020 and December 28, 2019	—	—
Common stock, $0.01 par, 5,000 shares authorized, issued and outstanding at December 26, 2020 and December 28, 2019	—	—
Additional paid-in capital	565,824	553,359
Accumulated deficit	(171,849)	(147,350)
Accumulated other comprehensive loss	(29,388)	(32,040)
Total stockholder's equity	364,587	373,969
Total liabilities and stockholder's equity	$2,468,618	$2,437,983

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated	Year Ended December 29, 2018 As Restated
Net sales	$1,368,295	$1,214,362	$974,175
Cost of sales (exclusive of depreciation and amortization shown separately below)	781,815	693,881	537,885
Selling, general and administrative expenses	398,472	382,131	320,543
Depreciation	67,423	65,658	46,060
Amortization	59,492	58,910	44,572
Management fees to related party	577	562	546
Other (income) expense	(5,250)	5,525	(2,874)
Income from operations	65,766	7,695	27,443
Interest expense, net	86,774	101,613	70,545
Interest expense on junior subordinated debentures	12,707	12,608	12,608
Investment income on trust common securities	(378)	(378)	(378)
Loss on mark-to-market adjustment of interest rate swap	601	2,608	607
Refinancing costs	—	—	11,632
Loss before income taxes	(33,938)	(108,756)	(67,571)
Income tax benefit	(9,439)	(23,277)	(8,890)
Net loss	$(24,499)	$(85,479)	$(58,681)
Net loss from above	$(24,499)	$(85,479)	$(58,681)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,652	5,550	(11,053)
Total other comprehensive income (loss)	2,652	5,550	(11,053)
Comprehensive income (loss)	$(21,847)	$(79,929)	$(69,734)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated	Year Ended December 29, 2018 As Restated
Cash flows from operating activities:
Net loss	$(24,499)	$(85,479)	$(58,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,915	124,568	90,632
Loss (gain) on dispositions of property and equipment	161	(573)	(5,988)
Impairment of long lived assets	210	7,887	837
Deferred income taxes	(9,462)	(23,586)	(10,566)
Deferred financing and original issue discount amortization	3,722	3,726	2,455
Loss on debt restructuring	—	—	11,632
Stock-based compensation expense	5,125	2,981	1,590
Change in fair value of contingent consideration	(3,515)	—	—
Other non-cash interest and change in value of interest rate swap	601	2,608	607
Changes in operating items:
Accounts receivable	(32,417)	22,863	7,934
Inventories	(67,147)	(3,205)	(68,978)
Other assets	(10,743)	2,878	(1,496)
Accounts payable	76,031	(11,975)	41,092
Other accrued liabilities	27,098	9,666	(3,523)
Net cash provided by operating activities	92,080	52,359	7,547
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(800)	(6,135)	(500,989)
Capital expenditures	(45,274)	(57,753)	(71,621)
Proceeds from sale of property and equipment	—	10,400	—
Other investing activities	—	—	—
Net cash used for investing activities	(46,074)	(53,488)	(572,610)
Cash flows from financing activities:
Borrowings on senior term loans, net of discount	—	—	1,050,050
Repayments of senior term loans	(10,608)	(10,608)	(532,488)
Borrowings of revolving credit loans	99,000	43,500	165,550
Repayments of revolving credit loans	(140,000)	(38,700)	(76,850)
Financing fees	—	(1,412)	(20,520)
Principal payments under capitalized lease obligations	(836)	(683)	(235)
Dividend to Holdco	—	—	(3,780)
Proceeds from exercise of stock options	7,340	100	200
Proceeds from sale of Holdco stock	—	750	—
Net cash (used for) provided by financing activities	(45,104)	(7,053)	581,927
Effect of exchange rate changes on cash	645	(79)	1,433
Net increase (decrease) in cash and cash equivalents	1,547	(8,261)	18,297
Cash and cash equivalents at beginning of period	19,973	28,234	9,937
Cash and cash equivalents at end of period	$21,520	$19,973	$28,234

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholder's Equity
Balance at December 30, 2017	$—	$551,518	$2,422	$(26,537)	$527,403
Net Loss - As Restated	—	—	(58,681)	—	(58,681)
Stock-based compensation	—	1,590	—	—	1,590
Proceeds from exercise of stock options	—	200	—	—	200
Dividend to Holdco	—	(3,780)	—	—	(3,780)
Cumulative effect of change in accounting principle	—	—	(5,612)	—	(5,612)
Change in cumulative foreign currency translation adjustment	—	—	—	(11,053)	(11,053)
Balance at December 29, 2018 - As Restated	$—	$549,528	$(61,871)	$(37,590)	$450,067
Net Loss - As Restated	—	—	(85,479)	—	(85,479)
Stock-based compensation	—	2,981	—	—	2,981
Proceeds from exercise of stock options	—	100	—	—	100
Proceeds from sale of Holdco shares of stock	—	750	—	—	750
Change in cumulative foreign currency translation adjustment	—	—	—	5,550	5,550
Balance at December 28, 2019 - As Restated	$—	$553,359	$(147,350)	$(32,040)	$373,969
Net Loss	—	—	(24,499)	—	(24,499)
Stock-based compensation	—	5,125	—	—	5,125
Proceeds from exercise of stock options	—	7,340	—	—	7,340
Change in cumulative foreign currency translation adjustment	—	—	—	2,652	2,652
Balance at December 26, 2020	$—	$565,824	$(171,849)	$(29,388)	$364,587

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. The Consolidated Financial Statements included herein have been prepared in accordance with accounting standards generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. References to 2020, 2019, and 2018 are for fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
We are a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”). Affiliates of CCMP Capital Advisors, LLC (“CCMP”) own 79.1% of Holdco's outstanding common stock, affiliates of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively “Oak Hill Funds”) own 16.7% of Holdco's outstanding common stock, and certain current and former members of management own 4.2% of Holdco's outstanding common stock.
The Company has a 52-53 week fiscal year ending on the last Saturday in December 2017. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2022.
Nature of Operations:
The Company is comprised of three separate operating business segments: (1) Hardware and Protective Solutions, (2) Robotics and Digital Solutions, and (3) Canada.
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
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks for a total consideration of $156,289. MinuteKey has existing operations in the United States and Canada and is included in Hillman's Robotics and Digital Solutions reportable segment. See Note 5 - Acquisitions for additional information.
On October 1, 2018, the Company completed the acquisition of Big Time Products ("Big Time"), a leading provider of personal protective and work gear products ranging from work gloves, tool belts and jobsite storage, for total consideration of $348,834. Big Time has existing operations throughout North America and its operating results reside within the Company's Hardware and Protective Solutions reportable segment. See Note 5 - Acquisitions for additional information.
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100. Resharp has existing operations in the United States and its operating results reside within the Company's Robotics and Digital reportable segment. See Note 5 - Acquisitions for additional information.
Restatement of Previously Issued Consolidated Financial Statements for Income Tax Accounting Errors
On February 25, 2021, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after considering the recommendations of management, and discussing such recommendations with SEC counsel, concluded that our 2019 and 2018 Financial Statements, included in our Annual Reports on Form 10-K as of and for the fiscal years ended

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
December 29, 2018 and December 28, 2019, and our unaudited condensed consolidated financial statements as of and for the quarterly periods ended within those years along with the three quarters in the thirty-nine weeks ended September 26, 2020, should no longer be relied upon due to misstatements that are described in greater detail below, and that we would restate such financial statements to make the necessary accounting corrections.
While preparing our 2020 consolidated financial statements, the Company identified errors in the accounting for income taxes during 2018 and 2019. During 2018, the Company became subject to additional provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) including computations related to the IRC §163(j) interest limitation (Interest Limitation). The Company incorrectly established valuation allowances against the portion of interest expense that was not currently deductible in the years ended December 28, 2019 and December 29, 2018 and during the thirty-nine weeks ended September 26, 2020. In addition, the Company incorrectly established a valuation allowance on certain U.S. state NOLs. Upon further review of income tax accounting guidance, the Company determined the valuation allowance should not have been established.
The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was material to the consolidated financial statements as of and for the years ended December 28, 2019 and December 29, 2018.
Accordingly, the Company has restated the 2018 consolidated financial statements and to reduce net loss by $10,960, driven by an increase in deferred tax benefit. Deferred tax liabilities and goodwill decreased by $14,187 and $3,227, respectively. The Company has also restated the 2019 consolidated financial statements, reducing net loss by $17,907 due to an increase in deferred tax benefit. These adjustments resulted in a cumulative decrease to goodwill of $3,227, a decrease to the deferred tax liabilities of $32,094 and a corresponding decrease in accumulated deficit and increase in total equity of $28,867 as of December 28, 2019. These errors had no impact on any period prior to 2018, when the Company became subject to the provisions of the 2017 Tax Act. Impacts to the consolidated statements of cash flow are limited to changes within operating activities as noted below, and, therefore, there are no impacts on the operating, investing or financing subtotals. Refer to Note 17 - Quarterly Data (unaudited) for the impact of correcting these previously reported errors on our unaudited quarterly results.
The impacts of these corrections to fiscal years 2018 and 2019 are as follows:
Consolidated Statement of Comprehensive Loss

	Year Ended December 28, 2019			Year Ended December 29, 2018
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Income tax (benefit) expense	$(5,370)	$(17,907)	$(23,277)	$2,070	$(10,960)	$(8,890)
Net loss	(103,386)	17,907	(85,479)	(69,641)	10,960	(58,681)
Comprehensive loss	(97,836)	17,907	(79,929)	(80,694)	10,960	(69,734)

Consolidated Balance Sheets

	Year Ended December 28, 2019			Year Ended December 29, 2018
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Goodwill (1)	$819,077	$(3,227)	$815,850	$803,847	$(3,227)	$800,620
Total Assets	2,441,210	(3,227)	2,437,983	2,431,470	(3,227)	2,428,243
Deferred tax liabilities	196,437	(32,094)	164,343	200,696	(14,187)	186,509
Total liabilities	2,096,108	(32,094)	2,064,014	1,992,363	(14,187)	1,978,176
Accumulated deficit	(176,217)	28,867	(147,350)	(72,831)	10,960	(61,871)
Total stockholder's equity	345,102	28,867	373,969	439,107	10,960	450,067
Total liabilities and stockholder's equity	2,441,210	(3,227)	2,437,983	2,431,470	(3,227)	2,428,243

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
(1)The Company incorrectly established a valuation allowance on deferred taxes related to the interest limitations from the MinuteKey and Big Time Products acquisitions in 2018 during purchase accounting through goodwill. The correction of the error resulted in a reduction of goodwill of $1,160 for MinuteKey and $2,067 for Big Time Products.

Consolidated Statements of Cash Flows

	Year Ended December 28, 2019			Year Ended December 29, 2018
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	(103,386)	17,907	(85,479)	(69,641)	10,960	(58,681)
Deferred income taxes	(5,679)	(17,907)	(23,586)	394	(10,960)	(10,566)
Net cash provided by operating activities	52,359	—	52,359	7,547	—	7,547

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $9,279 and $9,301 at December 26, 2020 and December 28, 2019, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on the financial condition of the customers, the length of time receivables are past due, historical collection experience, current economic trends, and reasonably supported forecasts. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $2,395 and $1,891 as of December 26, 2020 and December 28, 2019, respectively.
In the years ended December 26, 2020 and December 28, 2019, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $323,715 and $292,432 for the years ended December 26, 2020 and December 28, 2019, respectively, and has included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Related to the sale of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
accounts receivable, the Company recorded losses of approximately $1,782 and $2,923 for the years ended December 26, 2020 and December 28, 2019, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or net realizable value, cost being determined principally on the standard cost method. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded for inventory with excess on-hand quantities as determined based on historic and projected sales, product category, and stage in the product life cycle.
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally 2 to 15 years. Assets acquired under finance leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income (loss) from operations.
Property and equipment, net, consists of the following at December 26, 2020 and December 28, 2019:

	Estimated Useful Life
	(Years)			2020	2019
Leasehold improvements	life of lease			11,506	10,982
Machinery and equipment	2	-	10	334,643	308,096
Computer equipment and software	2	-	5	61,737	60,412
Furniture and fixtures	6	-	8	5,467	2,749
Construction in process				5,352	2,712
Property and equipment, gross				418,705	384,951
Less: Accumulated depreciation				236,031	179,791
Property and equipment, net				$182,674	$205,160
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
The Company’s annual impairment assessment is performed for its reporting units as of October 1st. With the assistance of an independent third-party specialist, management assessed the value the of the reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate and projected average revenue growth. The results of the quantitative assessment in 2020, 2019, and 2018 indicated that the fair value of each reporting unit was in excess of its carrying value. Therefore goodwill was not impaired as of our annual testing dates. In our annual review of goodwill for impairment in the fourth quarter of 2020, the fair value of each reporting unit exceeded its carrying value by over 6% of its carrying value.
No impairment charges were recorded in the years ended December 26, 2020, December 28, 2019, or December 29, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Goodwill for the years ended December 29, 2018 and December 28, 2019 has been restated due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at				Goodwill at
	December 29, 2019 As Restated	Acquisitions	Disposals	Other(1)	December 26, 2020
Hardware and Protective Solutions	$565,780	$—	$—	$(202)	$565,578
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,134	—	—	552	29,686
Total	$815,850	$—	$—	$350	$816,200
(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.

Intangible Assets:
Intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years, representing the period over which the Company expects to receive future economic benefits from these assets.
Other intangibles, net, as of December 26, 2020 and December 28, 2019 consist of the following:

	Estimated
	Useful Life (Years)			December 26, 2020	December 28, 2019
Customer relationships	13	-	20	$941,648	$941,305
Trademarks - Indefinite	Indefinite			85,603	85,517
Trademarks - Other	5	-	15	26,400	26,700
Technology and patents	7	-	12	63,749	60,968
Intangible assets, gross				1,117,400	1,114,490
Less: Accumulated amortization				291,434	232,060
Intangible assets, net				$825,966	$882,430
Estimated annual amortization expense for intangible assets subject to amortization at December 26, 2020 for the next five fiscal years is as follows:

Fiscal Year Ended	Amortization Expense
2021	$59,608
2022	$59,608
2023	$59,608
2024	$59,608
2025	$58,858
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. With the assistance of an independent third-party specialist, management assessed the fair value of our indefinite-lived intangible assets based on a relief from royalties model. An impairment charge is recorded

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges related to indefinite-lived intangible assets were recorded by the Company in 2020, 2019, or 2018 as a result of the quantitative annual impairment test.
Long-Lived Assets:
Long-lived assets, such as property plant and equipment and definite-lived intangibles assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its' fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. In the year ended December 28, 2019, the Company recorded an impairment charge of $7,887 related to the loss on the disposal of our FastKey self-service duplicating kiosks and related assets in our Robotics and Digital Solutions operating segment. In the fiscal year ended December 29, 2018, the Company recorded impairment charges of $837 related to exiting certain lines of business in our Canada segment, see Note 14 - Restructuring for more details. All of the aforementioned impairment charges incurred were included within the respective other income/expense on the Consolidated Statements of Comprehensive Income (Loss). Approximately 95% of the Company’s long-lived assets are held within the United States.
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
Risk Insurance Reserves:
The Company self-insures our product liability, automotive, and workers' compensation liability losses up to $250 per occurrence. General liability losses are self-insured up to $500 per occurrence. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and third-party actuarial analysis.  The

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
third-party actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.
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
Retirement benefit costs were $3,343, $2,725, and $2,567 in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
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
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Discounts and allowances are included in the determination of net sales.
The following table disaggregates our revenue by product category:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 26, 2020
Fastening and Hardware	$706,865	$—	$131,493	$838,358
Personal Protective	317,527	—	239	317,766
Keys and Key Accessories	—	157,828	2,878	160,706
Engraving	—	51,423	6	51,429
Resharp	—	36	—	36
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
Fastening and Hardware	$607,247	$—	$121,242	$728,489
Personal Protective	245,769	—	—	245,769
Keys and Key Accessories	—	185,451	4,009	189,460
Engraving	—	50,613	9	50,622
Resharp	—	22	—	22
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
Fastening and Hardware	$581,269	$—	$137,186	$718,455
Personal Protective	55,448	—	—	55,448
Keys and Key Accessories	—	143,898	4,217	148,115
Engraving	—	52,145	12	52,157
Resharp	—	—	—	—
Consolidated	$636,717	$196,043	$141,415	$974,175

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table disaggregates our revenue by geographic location:

	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Year Ended December 26, 2020
United States	$1,007,135	$207,283	$—	$1,214,418
Canada	7,789	2,004	134,616	144,409
Mexico	9,468	—	—	9,468
Consolidated	$1,024,392	$209,287	$134,616	$1,368,295

Year Ended December 28, 2019
United States	$835,957	$234,216	$—	$1,070,173
Canada	5,905	1,870	125,260	133,035
Mexico	11,154	—	—	11,154
Consolidated	$853,016	$236,086	$125,260	$1,214,362

Year Ended December 29, 2018
United States	$626,490	$195,538	$—	$822,028
Canada	1,944	505	141,415	143,864
Mexico	8,283	—	—	8,283
Consolidated	$636,717	$196,043	$141,415	$974,175
Our revenue by geography is allocated based on the location of our sales operations. Our Hardware and Protective Solutions segment contains sales of Big Time personal protective equipment into Canada. Our Robotics and Digital Solutions segment contains sales of MinuteKey Canada.
Hardware and Protective Solutions revenues consist primarily of the delivery of fasteners, anchors, specialty fastening products, and personal protective equipment such as gloves and eye-wear as well as in-store merchandising services for the related product category.
Robotics and Digital Solutions revenues consist primarily of sales of keys and identification tags through self service key duplication and engraving kiosks. It also includes our associate-assisted key duplication systems and key accessories.
Canada revenues consist primarily of the delivery to Canadian customers of fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, personal protective equipment, and identification items as well as in-store merchandising services for the related product category.
The Company’s performance obligations under its arrangements with customers are providing products, in-store merchandising services, and access to key duplicating and engraving equipment. Generally, the price of the merchandising services and the access to the key duplicating and engraving equipment is included in the price of the related products. Control of products is transferred at the point in time when the customer accepts the goods, which occurs upon delivery of the products. Judgment is required in determining the time at which to recognize revenue for the in-store services and the access to key duplicating and engraving equipment. Revenue is recognized for in-store service and access to key duplicating and engraving equipment as the related products are delivered, which approximates a time-based recognition pattern. Therefore, the entire amount of consideration related to the sale of products, in-store merchandising services, and access to key duplicating and engraving equipment is recognized upon the delivery of the products.
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
Shipping and handling costs were $50,891, $47,713, and $42,458 in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the Company's fastening product lines along with the key duplicating and engraving machines. The Company's research and development costs were $2,876, $2,075, and $2,181 in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
Common Stock:
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Stock Based Compensation:
The Company has a stock-based employee compensation plan pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards. Hillman reflects the options granted by Holdco in its stand-alone Consolidated Financial Statements in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation ("ASC 718"). The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities with publicly traded shares. The Company also makes assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
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
Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior term loan and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
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
Translation of Foreign Currencies:
The translation of the Company's Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholder's equity.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of December 26, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s Consolidated Financial Statements as of and for the year ended December 26, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). On December 31, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $5,612 reduction to the opening balance of retained earnings with corresponding decreases to other current assets and other assets of $3,846 and $3,370, respectively, an increase of $637 to other accrued expenses, and a decrease of $2,241 in deferred tax liabilities. The cumulative adjustment primarily relates to payments to customers. The Company will now recognize certain payments as a reduction of revenue when the payment is made as opposed to over the life of the master service agreement. The impact to revenues as a result of applying ASU 2014-09 were immaterial. A majority of revenue continues to be recognized when products are shipped or delivered to customers. The Company expects the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company adopted this ASU in the first quarter of fiscal 2020, and it did not have a material impact on the Company's Consolidated Financial Statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating contract and the optional expedients provided by the new standard.
4. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $577, $562, and $546 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors for $750 during year ended December 28, 2019. There were no such sales the year ended December 26, 2020 nor December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2020 nor fiscal 2019.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $351 for the year ended December 26, 2020, $350 for the year ended December 28, 2019, and $350 for the year ended December 29, 2018.
Douglas J. Cahill was hired effective July 29, 2019 as our Executive Chairman, Senior Executive Officer. He was promoted to President and Chief Executive Officer September 16, 2019. Mr. Cahill is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP").  CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 79.1% of Holdco's outstanding common stock as of December 26, 2020.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 26, 2020, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.

5. Acquisitions
Minute Key Holdings, Inc.
On August 10, 2018, the Company completed the acquisition of Minute Key Holdings, Inc. ("MinuteKey"), an innovative leader in self-service key duplicating kiosks, for a total consideration reflecting an enterprise value of $156,289. The Company financed the acquisition with the unfunded delayed draw term loan facility of $165,000. MinuteKey is headquartered in Boulder, Colorado and has operations in the United States and Canada. MinuteKey's financial results reside within the Company's Robotics and Digital Solutions reportable segment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the MinuteKey acquisition:

Cash	$1,791
Inventory	3,952
Other current assets	766
Property and equipment	29,888
Goodwill (1)	58,077
Customer relationships	50,000
Developed technology	19,000
Trade names	5,400
Other non-current assets	16
Total assets acquired	168,890
Less:
Liabilities assumed (1)	(12,601)
Total purchase price	$156,289
(1)Goodwill and deferred tax liabilities have been reduced by $1,160 due to the correction of errors related to income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.
Pro forma financial information has not been presented for MinuteKey as their associated financial results are insignificant to the financial results of the Company on a standalone basis.
Big Time Products
On October 1, 2018, the Company acquired NB Parent Company, LLC. and its affiliated companies including Big Time Products, LLC (collectively, "Big Time"), a leading provider of personal protective and work gear products ranging from work gloves, tool belts and jobsite storage for a purchase price of $348,834. Coinciding with the Big Time acquisition, the Company entered into an amendment (the "Amendment") to the Company's existing term loan credit agreement dated May 31, 2018 (the "Term Credit Agreement"). The Amendment provided approximately $365,000 of incremental term loans. Refer to Note 7 - Long-Term Debt for further details on the Term Credit Agreement and the associated Amendment. Big Time has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.
The following table reconciles the fair value of the acquired assets and assumed liabilities to the finalized total purchase price of the Big Time acquisition:

Cash	$2,507
Accounts receivable	40,828
Inventory	40,216
Other current assets	1,623
Property and equipment	3,703
Goodwill (1)	128,796
Customer Relationships	189,000
Trade names	21,000
Other non-current assets	159
Total assets acquired	427,832
Less:
Liabilities assumed (1)	(78,998)
Total purchase price	$348,834

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
(1)Goodwill and deferred tax liabilities have been reduced by $2,067 due to the correction of errors related to income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.
The following table provides unaudited pro forma results of the combined entities of Hillman and Big Time, had the acquisition occurred at the beginning of fiscal 2018:

(Unaudited) Fiscal Year-ended
2018
Net revenues	$1,139,562
Net earnings (loss)	$(74,976)
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
Sharp Systems, LLC
On August 16, 2019, the Company acquired the assets of Sharp Systems, LLC ("Resharp"), a California-based innovative developer of automated knife sharpening systems, for a total purchase price of $21,100, including a contingent consideration provision with an estimated fair value of $18,100, with a maximum payout of $25,000 plus 1.8% of net knife-sharpening revenues for five years after the $25,000 is fully paid. Contingent consideration to be paid subsequent to December 26, 2020 is contingent upon several business performance metrics over a multi-year period. See Note 13 - Fair Value Measurements for additional information on the contingent consideration payable as of December 26, 2020. Resharp has existing operations in the United States and its operating results reside within the Company's Robotics and Digital Solutions reportable segment.
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
Other Acquisitions
On July 1, 2019, the Company acquired the assets of West Coast Washers, Inc. for a total purchase price of $3,135. The financial results of West Coast Washers, Inc. reside within the Company's Hardware and Protective Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.
On February 19, 2020, the Company acquired the assets of Instafob LLC ("Instafob") for a cash payment of $800 and a total purchase price of $2,618, which includes $1,818 in contingent and non-contingent considerations that remain payable to the seller. The financial results of Instafob reside within the Company's Robotics and Digital Solutions reportable segment and have been determined to be immaterial for purposes of additional disclosure.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes:
Income tax expense (benefit), deferred taxes and effective tax rates for the years ended December 29, 2018 and December 28, 2019 have been restated due to the correction of errors in the accounting for income taxes related to the valuation allowance against deferred tax assets, which impacted our net deferred tax liabilities. See Note 1 - Basis of Presentation for additional details.
Loss before income taxes are comprised of the following components for the periods indicated:

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
United States based operations	$(30,083)	$(101,197)	$(53,254)
Non-United States based operations	(3,855)	(7,559)	(14,317)
Loss before income taxes	$(33,938)	$(108,756)	$(67,571)
Below are the components of the Company's income tax (benefit) provision for the periods indicated:

	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated	Year Ended December 29, 2018 As Restated
Current:
Federal & State	$629	$1,235	$263
Foreign	(49)	611	67
Total current	580	1,846	330
Deferred:
Federal & State	(7,625)	(23,333)	(11,679)
Foreign	(1,356)	(2,625)	(4,741)
Total deferred	(8,981)	(25,958)	(16,420)
Valuation allowance	(1,038)	835	7,200
Income tax expense/(benefit)	$(9,439)	$(23,277)	$(8,890)
The Company has U.S. federal net operating loss (“NOL”) carryforwards totaling $134,347 as of December 26, 2020 that are available to offset future taxable income. These carryforwards expire from 2027 to 2038. A portion of the U.S. federal NOLs were acquired with the MinuteKey purchase in 2018. The MinuteKey NOLs are subject to limitation under IRC §382 from current and prior ownership changes. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $30,717. A portion of these carryforwards expire from 2035 to 2040. Management anticipates utilizing all foreign NOLs prior to their expiration.

The Company has state NOL carryforwards with an aggregate tax benefit of $3,806 which expire from 2020 to 2040. The Company has recorded a valuation allowance of $439 in fiscal 2020 for the state NOLs expected to expire prior to utilization.
The Company has $891 of general business tax credit carryforwards which expire from 2020 to 2040. A valuation allowance of $210 has been maintained for a portion of these tax credits. The Company has $822 of foreign tax credit carryforwards which expire from 2020 to 2025. A valuation allowance of $822 has been established for these credits given insufficient foreign source income projected to utilize these credits.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 26, 2020 and December 28, 2019:

	December 26, 2020	December 28, 2019 As Restated
	Non-current	Non-current
Deferred Tax Asset:
Inventory	$11,423	$10,043
Bad debt reserve	1,497	868
Casualty loss reserve	279	498
Accrued bonus / deferred compensation	7,411	5,174
Deferred rent	54	80
Derivative security value	817	845
Deferred social security (CARES Act)	1,798	—
Interest limitation	21,011	30,335
Lease liabilities	21,241	22,134
Deferred revenue - shipping terms	315	315
Original issue discount amortization	3,078	3,372
Transaction costs	3,061	2,302
Federal / foreign net operating loss	36,217	38,478
State net operating loss	3,806	5,426
Tax credit carryforwards	2,150	2,636
All other	610	401
Gross deferred tax assets	114,768	122,907
Valuation allowance for deferred tax assets	(1,471)	(2,586)
Net deferred tax assets	$113,297	$120,321
Deferred Tax Liability:
Intangible asset amortization	$216,354	$227,007
Property and equipment	29,901	34,218
Lease assets	20,598	22,119
All other items	487	618
Deferred tax liabilities	$267,340	$283,962
Net deferred tax liability	$154,043	$163,641
The December 28, 2019 lease liability deferred tax asset and the lease asset deferred tax liability were each increased by $5,646 to correct a misstatement.
Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company maintains a valuation allowance of $439 on U.S. state NOLs due to the Company's inability to utilize the losses prior to expiration.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 26, 2020	Year Ended December 28, 2019 As Restated	Year Ended December 29, 2018 As Restated
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	0.6%	0.4%	0.9%
State and local income taxes, net of U.S. federal income tax benefit	5.7%	3.0%	1.4%
Change in valuation allowance	1.6%	(1.2)%	(7.5)%
Adjustment for change in tax law	0.5%	—%	(0.9)%
Permanent differences:
Acquisition and related transaction costs	—%	—%	(2.7)%
Meals and entertainment expense	(0.4)%	(0.2)%	(0.3)%
Reconciliation of tax provision to return	0.6%	(0.5)%	—%
Reconciliation of other adjustments	(1.6)%	(1.0)%	1.2%
Effective income tax rate	27.8%	21.4%	13.2%
The Company's reserve for unrecognized tax benefits remains unchanged for the year ended December 26, 2020. A balance of $1,101 of unrecognized tax benefit is shown in the financial statements at December 26, 2020 as a reduction of the deferred tax asset for the Company's NOL carryforward.
The following is a summary of the changes for the periods indicated below:

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Unrecognized tax benefits - beginning balance	$1,101	$1,101	$1,101
Gross increases - tax positions in current period	—	—	—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Unrecognized tax benefits - ending balance	$1,101	$1,101	$1,101
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$1,101	$1,101	$1,101
Coronavirus Aid, Relief and Economic Security Act (the "CARES Act")

On March 27, 2020, the CARES Act was signed into law by the President of the United States.  The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2019 and 2020 periods. During 2020, the Company received an accelerated AMT income tax refund of $1,147 and was able to defer $7,136 of payroll taxes. The CARES Act interest modification provisions allowed for increased interest deductions. The Company was able to deduct an additional $32,000 in interest on its 2019 income tax return when compared to the 2019 income tax provision. For the fiscal year 2020, the Company's increased interest deduction will result in the utilization of accumulated interest limitation carryforwards.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. The Company is not under any significant audits for the period ended December 26, 2020.
7. Long-Term Debt:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following table summarizes the Company’s debt:

	December 26, 2020	December 28, 2019
Revolving loans	$72,000	$113,000
Senior Term Loan, due 2025	1,037,044	1,047,653
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Finance leases & other obligations	2,044	2,275
	1,549,792	1,601,632
Unamortized premium on 11.6% Junior Subordinated Debentures	14,591	16,110
Unamortized discount on Senior Term Loan	(6,532)	(8,040)
Current portion of long term debt and capital leases	(11,481)	(11,358)
Deferred financing fees	(10,862)	(14,055)
Total long term debt, net	$1,535,508	$1,584,289
Revolving Loans and Term Loans
On May 31, 2018, the Company entered into a new credit agreement that includes a funded term loan for $530,000 and a unfunded delayed draw term loan facility ("DDTL") for $165,000 (collectively, "2018 Term Loan"). Concurrently, the Company also entered into a new asset-based revolving credit agreement ("ABL Revolver") for $150,000. The proceeds from the 2018 Term Loan and ABL Revolver were used to refinance previous debt obligations, revolvers and the associated fees and expenses. As mentioned in Note 5 - Acquisitions, the Company utilized the full $165,000 DDTL to finance the MinuteKey acquisition on August 10, 2018. Both the 2018 Term Loan and ABL Revolver require the Company to maintain certain financial and non-financial covenants. As of December 26, 2020, the Company is in compliance with all financial and non-financial debt covenants with our existing obligations and agreements with external lenders.

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

The interest rate on the 2018 Term Loan is, at the discretion of the Company, either the adjusted London Interbank Offered Rate ("LIBOR") rate plus 4.00% per annum for LIBOR loans or an alternate base rate plus 3.00% per annum. The 2018 Term Loan is payable in fixed installments of approximately $2,652 per quarter, with a balloon payment scheduled on the loan's maturity date of May 31, 2025.

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

In connection with the 2019 ABL Revolver refinancing activities, the Company recorded an additional $1,412 in deferred financing fees which are recorded as other non-current assets on the accompanying Consolidated Balance Sheets as of December 28, 2019.

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

As of December 26, 2020, the ABL Revolver had an outstanding amount of $72,000 and outstanding letters of credit of approximately $23,590. The Company has approximately $154,410 of available borrowings under the revolving credit facility as a source of liquidity as of December 26, 2020.
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
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the TOPrS at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governs the TOPrS, the Trust is able to defer distribution payments to holders of the TOPrS for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. During fiscal 2020, the Company elected to defer interest payments to the bondholders during April 2020 through July 2020. The additional interest incurred as a result of the deferral was immaterial. Interest paid to the bondholders at the end of the Deferral Period was paid in full. There were no interest deferrals during fiscal 2019.
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
The Company has determined that the Trust is a variable interest entity and the holders of the TOPrS are the primary beneficiaries of the Trust. Accordingly, the Company does not consolidate the Trust. Summarized below is the financial information of the Trust as of December 26, 2020:

December 26, 2020	Amount
Non-current assets - junior subordinated debentures - preferred	$120,034
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$123,295
Non-current liabilities - trust preferred securities	$120,034
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$123,295
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
On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $14,591 and $16,110 as of December 26, 2020 and December 28, 2019, respectively.

The aggregate minimum principal maturities of the long-term debt obligations for each of the five years following December 26, 2020 are as follows:

Year	Amount
2021	$10,609
2022	340,609
2023	10,609
2024	82,609
2025	994,606
Thereafter	108,706
$1,547,748
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
The components of operating and finance lease cost for the year ended December 26, 2020 and December 28, 2019 were as follows:

	Year Ended December 26, 2020	Year Ended December 28, 2019
Operating lease cost	$19,189	$19,456
Short term lease costs	2,404	2,587
Variable lease costs	898	2,731
Finance lease cost:
Amortization of right of use assets	813	616
Interest on lease liabilities	143	115
Rent expense is recognized on a straight-line basis over the expected lease term. Rent expense totaled $22,491, $24,774 and $19,281 in the year ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.
The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 26, 2020 and December 28, 2019:

	December 26, 2020		December 28, 2019
	Operating Leases	Finance Leases	Operating Leases(1)	Finance Leases
Weighted average remaining lease term	7.19	2.61	7.88	3.46
Weighted average discount rate	8.28%	7.14%	7.81%	6.49%
(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on December 30, 2018.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Supplemental balance sheet information related to the Company's finance leases as of December 26, 2020 and December 28, 2019:

	December 26, 2020	December 28, 2019
Finance lease assets, net, included in property plant and equipment	$1,919	$2,101

Current portion of long-term debt	872	749
Long-term debt, less current portion	1,172	1,526
Total principal payable on finance leases	$2,044	$2,275
Supplemental cash flow information related to our operating leases was as follows for the year ended December 26, 2020 and December 28, 2019:

	Year Ended December 26, 2020	Year Ended December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$18,641	$18,668
Operating cash outflow from finance leases	143	104
Financing cash outflow from finance leases	836	683
As of December 26, 2020, our future minimum rental commitments are immaterial for lease agreements beginning after the current reporting period. Maturities of our lease liabilities for all operating and finance leases are as follows as of December 26, 2020:

	Operating Leases	Finance Leases
Less than one year	$18,259	$993
1 to 2 years	15,919	708
2 to 3 years	13,656	421
3 to 4 years	13,065	129
4 to 5 years	11,928	—
After 5 years	35,342	—
Total future minimum rental commitments	108,169	2,251
Less - amounts representing interest	(27,067)	(207)
Present value of lease liabilities	$81,102	$2,044

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
As of December 26, 2020 and December 28, 2019, the Company's Consolidated Balance Sheets included $1,911 and $1,911, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $595 and $355 as of December 26, 2020 and December 28, 2019, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets. The assets held in the NQDC are classified as an investment in trading securities, accordingly, the investments are marked-to-market, see Note 13 - Fair Value Measurements of the Notes to Consolidated Financial Statements for additional detail.
During the years ended December 26, 2020, December 28, 2019, and December 29, 2018 distributions from the deferred compensation plan aggregated $527, $686, and $849, respectively.
10. Equity and Accumulated Other Comprehensive Income:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 26, 2020 and December 28, 2019.
Accumulated Other Comprehensive Loss
The following is the detail of the change in the Company's accumulated other comprehensive loss from December 30, 2017 to December 26, 2020 including the effect of significant reclassifications out of accumulated other comprehensive income (net of tax):

Foreign Currency Translation
Balance at December 30, 2017	$(26,537)
Other comprehensive income before reclassifications	(11,104)
Amounts reclassified from other comprehensive income¹	51
Net current period other comprehensive loss	(11,053)
Balance at December 29, 2018	(37,590)
Other comprehensive income before reclassifications	5,533
Amounts reclassified from other comprehensive income²	17
Net current period other comprehensive income	5,550
Balance at December 28, 2019	(32,040)
Other comprehensive loss before reclassifications	2,652
Amounts reclassified from other comprehensive income	—
Net current period other comprehensive income	2,652
Balance at December 26, 2020	$(29,388)
1.In the year ended December 29, 2018, the Company fully liquidated four subsidiaries within the Canada reportable segment: Hillman Group GP1, LLC, Hillman Group GP2, LLC, HGC1 Financing LP, and HGC2 Holding LP and reclassified the cumulative translation adjustment to income The $51 loss was recorded as other income on the Consolidated Statement of Comprehensive Loss.
2.In the year ended December 28, 2019, the Company fully liquidated its Luxembourg subsidiary which results resides within the Canada reportable segment.The $17 loss was recorded as other income on the Consolidated Statement of Comprehensive Loss.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Stock Based Compensation:
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021 shares of its common stock. Effective August 10, 2018, the number of shares within the stock option pool increased to 50,000. Effective July 29, 2019 the number of shares within the pool increased to 84,008. Effective July 28, 2020 the number of shares within the pool increased to 94,195.
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
The fair value of 61,310 time-vested options outstanding as of December 26, 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 0.4% to 1.81%, expected volatility assumed to be 31.5%, and expected term of 6.25 years. The fair value of an option in whole dollars was $335.46.
Stock option compensation expense of $3,960, $2,312, and $1,590 was recognized in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively. As of December 26, 2020, there was $12,247 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 3.50 years.
As of December 26, 2020, there were 16,082 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the year ended December 26, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share (in whole dollars)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 28, 2019	81,700	$1,207	8 years
Exercisable at December 28, 2019	—	—	—
Granted	11,607	$—	—
Exercised	7,333	—	—
Forfeited or expired	8,582	$—	—
Outstanding at December 26, 2020	77,392	$1,257	8 years
Exercisable at December 26, 2020	21,315	$1,185	7 years
In fiscal year ended December 26, 2020, 7,333 options were exercised. In fiscal year ended December 28, 2019, 100 options were exercised. In fiscal year ended December 29, 2018, 200 options were exercised.
As of December 26, 2020, there were 1,071 shares of restricted stock outstanding under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions lapse in one quarter increments on each of the three anniversaries of the award date, and one quarter on the completion of the relocation of the recipient to the Cincinnati area or earlier in the event of a change in control. The number of unvested shares of restricted stock was 1,071 as of December 26, 2020 however expense is recognized over the service period. The weighted average grant date fair value of unvested restricted stock was $1,168 as of December 26, 2020.
A summary of the Company's restricted stock activity for the year ended December 26, 2020 is presented below:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 28, 2019	2,143	$1,168
Granted	—	—
Vested	(1,072)	1,168
Forfeited	—	—
Unvested at December 26, 2020	1,071	$1,168
Restricted stock compensation expense of $1,165, $669, and $0 was recognized in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
12. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior term loan and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
Interest Rate Swap Agreements
On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date was September 30, 2018. The 2014 Swaps fixed the interest rate at 2.2% plus the applicable interest rate margin of 3.5% and the effective rate of 5.7%. The 2014 Swaps were terminated on September 30, 2018.
On January 8, 2018, the Company entered into a new forward Interest Rate Swap Agreement ("2018 Swap 1") with three year terms for $90,000 notional amount. The forward start date of the 2018 Swap was September 30, 2018 and the termination date is June 30, 2021. The 2018 Swap 1 has a fixed interest rate of 2.3% plus the applicable interest rate margin of 4.0% for an effective rate of 6.3%.
On November 8, 2018, the Company entered into another new forward Interest Rate Swap Agreement ("2018 Swap 2") with three year terms for $60,000 notional amount. The forward start date of the 2018 Swap 2 was November 30, 2018 and the termination date is November 30, 2022. The 2018 Swap 2 has a fixed interest rate of 3.1% plus the applicable interest rate margin of 4.0% for an effective rate of 7.1%.
The fair value of the 2018 Swap 1 was $709 as of December 26, 2020 and was reported on the accompanying Consolidated Balance Sheets in other accrued expenses. The fair value of the 2018 Swap 2 was $3,484 as of December 26, 2020 and was reported on the accompanying Consolidated Balance Sheets in other non-current liabilities The total impact of all the interest rate swaps to other (income) expense recorded in the Consolidated Statement of Comprehensive Loss for the unfavorable change of $601 in fair value since December 28, 2019.
The fair value of the 2018 Swaps was $3,592 as of December 28, 2019 and they were reported on the accompanying Consolidated Balance Sheets in other non-current liabilities. The total impact of all the interest rate swaps to other (income) expense recorded in the Consolidated Statement of Comprehensive Loss was an unfavorable change of $2,608 in fair value since December 29, 2018.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
During fiscal 2018, 2019, and 2020, the Company entered into multiple foreign currency forward contracts. The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$9,652 and C$1,326 as of December 26, 2020 and December 28, 2019, respectively. The total fair value of the foreign currency forward contracts was $12 and $12 as of December 26, 2020 and December 28, 2019, respectively, and was reported on the accompanying Consolidated Balance Sheets in other current liabilities. A decrease in other income of $557 and $50 was recorded in the Consolidated Statement of Comprehensive Loss for the change in fair value during years ended December 26, 2020 and December 28, 2019, respectively.
The Company's foreign currency forward contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in other (income) expense in the Consolidated Statement of Comprehensive Loss.
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 26, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(4,193)	—	(4,193)
Foreign exchange forward contracts	—	12	—	12
Contingent consideration payable	—	—	(14,197)	(14,197)

	As of December 28, 2019
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(3,592)	—	(3,592)
Foreign exchange forward contracts	—	12	—	12
Contingent consideration payable	—	—	(18,100)	(18,100)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying Consolidated Balance Sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 26, 2020, the 2018 Swap 1 was recorded within other accrued expenses and the 2018 Swap 2 was recorded within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 28, 2019, both the 2018 Swap 1 and the 2018 Swap 2 were recorded within other non-current liabilities on the accompanying Consolidated Balance Sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 26, 2020 and December 28, 2019, the foreign exchange forward contracts were included in other current liabilities on the accompanying Consolidated Balance Sheets.
The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. Refer to Note 5 - Acquisitions for additional details. The estimated fair value of the contingent earn-out was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability's estimated value. As of December 26, 2020, the total contingent consideration for Resharp was recorded as $304 within other accrued expenses and $11,890 within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 26, 2020, the total contingent consideration for Instafob was recorded as $113 within other accrued expenses and $1,890 within other non-current liabilities on the accompanying Consolidated Balance Sheets. As of December 28, 2019, the total contingent consideration was recorded as $2,275 within other accrued expenses and $15,825 within other non-current liabilities on the accompanying Consolidated Balance Sheets. During fiscal 2020, $2,006 of the Resharp contingent consideration was earned and will be paid during the first quarter of fiscal 2021. This amount was moved to accounts payable as of December 26, 2020. The Company recorded a $3,900 decrease in the Resharp contingent consideration liability as of December 26, 2020 compared to December 28, 2019. The Company recorded a $385 increase in the Instafob contingent consideration liability as of December 26, 2020 compared to Instafob's acquisition date of February 19, 2020. The total decrease of $3,515 in value was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of December 26, 2020 compared to the prior valuation period.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 26, 2020 and December 28, 2019 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 26, 2020		December 28, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$328,333	$327,525	$327,222	$305,250
Junior Subordinated Debentures	123,295	128,022	124,814	148,731
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 26, 2020 and December 28, 2019 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 26, 2020 and December 28, 2019 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 12 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 7 - Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Restructuring
Canadian Restructuring Plan
During fiscal 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. Plans were finalized during the fourth quarter of 2018. The Company expects to wrap up restructuring related activities in our Canada segment in 2021. Charges incurred in part of the Canada Restructuring Plan included:

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Facility consolidation (1)
Inventory valuation adjustments	$596	$3,799	$8,694
Labor expense	682	1,751	503
Consulting and legal fees	192	225	314
Other expense	1,118	2,126	116
Rent and related charges	1,535	584	—
Gain on sale of building	—	—	(6,104)
Severance	707	617	—

Exit of certain lines of business (2)
Inventory valuation adjustments	—	535	1,152
Gain on disposal of assets	—	(458)	837
Severance	—	—	2,749
Other expense	—	488	—
Total	$4,830	$9,667	$8,261
(1)Facility consolidation includes inventory valuation adjustments associated with SKU rationalization, labor expense related to organizing inventory and equipment in preparation for the facility consolidation, consulting and legal fees related to the project, and other expenses. The labor, consulting, and legal expenses were included in selling, general and administrative expense ("SG&A") on the Consolidated Statement of Comprehensive Loss. The inventory valuation adjustments were included in cost of sales on the Consolidated Statement of Comprehensive Loss.
(2)As part of the restructuring, the Company is exiting a manufacturing business line. Related charges included adjustments to write inventory down to net realizable value, asset impairment charges, and employee severance, which were included in cost of sales, other income and expense, and SG&A on the Consolidated Statement of Comprehensive Loss, respectively.
The following represents the roll forward of restructuring reserves for the year ended December 26, 2020:

Severance and related expense
Balance as of December 29, 2018	$1,537
Restructuring Charges	617
Cash Paid	(1,033)
Balance as of December 28, 2019	$1,121
Restructuring Charges	707
Cash Paid	(680)
Balance as of December 26, 2020	$1,148

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
During the year ended December 26, 2020, the Company paid approximately $680 in severance and related expense related to the Canada Restructuring Plan.
United States Restructuring Plan
During fiscal 2019, the Company began implementing a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the recent acquisitions described in Note 5 - Acquisitions. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal 2019. The Company incurred additional charges in fiscal 2020 related to the consolidation of two of our distribution centers. Charges incurred in part of the United States Restructuring Plan included:

	Year Ended December 26, 2020	Year Ended December 28, 2019
Management realignment & integration
Severance	$886	$3,820
Inventory valuation adjustments	$—	5,707
Facility closures
Severance	903	—
Inventory valuation adjustments	1,568	—
Other	1,422	—
Total	$4,779	$9,527
The following represents a roll forward of the restructuring reserves for the year ended December 26, 2020:

Severance and related expense
Balance as of December 29, 2018	$—
Restructuring Charges	3,820
Cash Paid	(534)
Balance as of December 28, 2019	$3,286
Restructuring Charges	1,789
Cash Paid	(3,746)
Balance as of December 26, 2020	$1,329
During the year ended December 26, 2020, the Company paid approximately $3,746 in severance and related expense related to the United States Restructuring Plan.

15. Commitments and Contingencies:
The Company self-insures our product liability, automotive, and workers' compensation losses up to $250 per occurrence. General liability losses are self-insured up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's third-party risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,488 recorded for such risk insurance reserves is adequate as of December 26, 2020.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
As of December 26, 2020, the Company has provided certain vendors and insurers letters of credit aggregating $23,590 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,609 recorded for such group health insurance reserves is adequate as of December 26, 2020.
The Company imports large quantities of fastener products which are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements and bilateral actions. The Company could be subject to the assessment of additional duties and interest if it or its suppliers fail to comply with customs regulations or similar laws. The U.S. Department of Commerce (the "Department”) has received requests from petitioners to conduct administrative reviews of compliance with anti-dumping duty and countervailing duty laws for certain nails products sourced from Asian countries. The Company sourced products under review from vendors in China and Taiwan during the periods selected for review. The Company accrues for the duty expense once it is determined to be probable and the amount can be reasonably estimated. On March 16, 2018, the Department published updated results, which were finalized upon the completion of review of appeals in April 2018. Based on final results, our liability was reduced to $2,446. The Company recorded income of $3,829 in fiscal 2018, which is included in Cost of Sales on the Company's Consolidated Statement of Comprehensive Loss. There were no related charges in fiscal 2019 nor in fiscal 2020.
On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:19-cv-0209. Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019. The parties filed a joint claim construction statement with the Court on January 31, 2020, setting forth the disputed constructions of terms and phrases recited in the asserted claims of the patents-in-suit. On February 14, 2020, the Court granted Hillman Group’s motion to disqualify Cooley LLP, and denied KeyMe’s pending venue-related motion to dismiss and motion to transfer without prejudice to refiling. The case was stayed until March 30, 2020 to permit KeyMe to retain new legal counsel. The parties filed a joint status report on March 25, 2020, and on March 27, 2020, the Texas Court set a new case schedule with a trial in early December 2020. On April 14, 2020, KeyMe re-filed a single motion to dismiss for improper venue, or in the alternative, to transfer the case to the Southern District of New York.After an oral hearing held on September 30, 2020, the Texas Court denied KeyMe’s motion to dismiss on November 13, 2020.
The Texas Court conducted a claim construction hearing in Marshall, TX, on June 23, 2020 to construe various disputed claim terms of the three patents-in-suit, and issued a claim construction order on July 2, 2020. On August 31, 2020, KeyMe filed two motions for partial summary judgment on portions of the case, and also filed a motion objecting to portions of the testimony of one of Hillman Group’s technical expert witnesses. As of the date of this filing, those motions remain pending before the Texas Court.
On March 2, 2020, Hillman Group filed a second complaint for patent infringement against KeyMe in the same Texas Court, alleging that KeyMe’s key duplication kiosks infringe Hillman Group’s U.S. Patent No. 10,577,830. The case was assigned Civil Action No. 2:20-cv-0070. Hillman Group added a second patent to the case, U.S. Patent No. 10,628,813, upon that patent's issuance on April 21, 2020. Upon issuance of U.S. Patent No. 10,737,336 to Hillman Group on August 10, 2020, Hillman Group moved for leave of Court to add that patent to the case; however, KeyMe opposed the motion.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
KeyMe filed a motion to consolidate the two Texas patent cases involving KeyMe and Hillman Group on April 14, 2020. In addition, on April 30, 2020, KeyMe filed a substantially identical motion to dismiss the case for improper venue, or in the alternative, to transfer the case to the Southern District of New York. The Texas Court heard oral argument on the motion to consolidate, the motion to dismiss, and Hillman Group’s motion to add the ’336 patent on September 30, 2020. On October 23, 2020, the Texas Court granted KeyMe’s motion to consolidate the two Texas cases, and granted Hillman Group’s motion to add the ’336 patent. The Texas Court denied KeyMe’s motion to dismiss on November 13, 2020. On November 18, 2020, the Texas Court issued a new case schedule for the consolidated case, setting a trial date of April 5, 2021 for the six-patent case. The parties stipulated in November, 2020 that no new claim construction hearing would be held, and that selected constructions from the 2:19-cv-209 action that pertained to claims in the 2:20-cv-0070 action would govern. Fact discovery closed in the consolidated case on December 21, 2020, and expert discovery closed on January 22, 2021. The parties are preparing for a trial in April.
On January 25, 2021, KeyMe filed a second summary judgement motion for a judgement of no willful infringement, and also filed another motion objecting to portions of the testimony of one of Hillman Group's technical expert witnesses. As of the date of this filing, those motions remain pending before the Texas Court.
On September 9, 2020, the parties conducted a mediation before Ret. District Judge David Folsom of the U.S. District Court of the Eastern District of Texas. Though substantive discussion took place, no agreement on resolution of the litigation was reached.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman Group’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman Group’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman Group. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. On May 4, 2020, the Delaware Court entered a scheduling order setting trial for November 2021. KeyMe served its initial infringement contentions on June 11, 2020, with Hillman Group serving its initial invalidity contentions on July 16, 2020. The Delaware Court held a claim construction hearing on November 24, 2020, and issued its claim construction order on January 25, 2021. Fact discovery closed in the Delaware case on January 28, 2021. KeyMe served its final infringement contentions on January 4, 2021; Hillman Group served its final invalidity contentions on January 18, 2021. Expert discovery is currently underway through April 8, 2021.
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

16. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Cash paid during the period for:
Interest on junior subordinated debentures	$12,329	$11,211	$12,230
Interest	$81,024	$94,461	$56,879
Income taxes, net of refunds	$(301)	$(489)	$1,027

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
17. Quarterly Data (unaudited):

2020	First	Second	Third	Fourth	Total
	As Restated	As Restated	As Restated
Net sales	295,836	346,710	398,680	327,069	1,368,295
Income from operations	9,446	20,728	35,102	490	65,766
Net income (loss)	(14,804)	(5,037)	9,304	(13,962)	(24,499)

2019	First	Second	Third	Fourth	Total
	As Restated	As Restated	As Restated	As Restated	As Restated
Net sales	287,659	324,628	317,277	284,798	1,214,362
Income (loss) from operations	265	8,546	9,952	(11,068)	7,695
Net loss	(22,939)	(17,746)	(14,068)	(30,726)	(85,479)

Correction of Previously Issued Unaudited Condensed Consolidated Financial Statements for Income Tax Accounting Errors
As a result of the corrections of the income tax accounting errors disclosed in Note 1 - Basis of Presentation, the Company has also corrected previously disclosed unaudited condensed consolidated statements of comprehensive income (loss) for the thirteen and thirty-nine week periods ended March 30, 2019, March 28, 2020, June 29, 2019, June 27, 2020, September 28, 2019, and September 26, 2020, and the unaudited condensed consolidated balance sheets as of March 30, 2019, March 28, 2020, June 29, 2019, June 27, 2020, September 28, 2019, and September 26, 2020. Relevant restated financial information for the impacted quarterly periods is included in this Annual Report 10-K in the schedules below. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.
Condensed Consolidated Statement of Comprehensive Income (Loss)

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	March 28, 2020		June 27, 2020		September 26, 2020
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Income tax (benefit) expense	$(9,290)	$(4,237)	$(1,703)	$(895)	$1,400	$2,758
Net income (loss)	(9,751)	(14,804)	(4,229)	(5,037)	10,662	9,304
Comprehensive income (loss)	(20,964)	(26,017)	(586)	(1,394)	13,732	12,374

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	March 30, 2019		June 29, 2019		September 28, 2019
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Income tax (benefit) expense	$4,800	$(7,529)	$(2,869)	$(4,619)	$(3,775)	$(4,234)
Net loss	(35,268)	(22,939)	(19,496)	(17,746)	(14,526)	(14,068)
Comprehensive loss	(32,489)	(20,160)	(16,949)	(15,199)	(16,231)	(15,772)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Condensed Consolidated Balance Sheets

	As of March 28, 2020		As of June 27, 2020		As of September 26, 2020
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Goodwill	$816,299	$813,072	$817,099	$813,872	$817,781	$814,554
Total Assets	2,433,512	2,430,285	2,450,502	2,447,275	2,474,681	2,471,454
Deferred tax liabilities	188,817	161,776	186,892	160,659	187,938	163,063
Total liabilities	2,108,229	2,081,188	2,124,281	2,098,048	2,133,579	2,108,704
Accumulated deficit	(185,968)	(162,154)	(190,197)	(167,191)	(179,535)	(157,887)
Total stockholder's equity	325,283	349,097	326,221	349,227	341,102	362,750
Total liabilities and stockholder's equity	2,433,512	2,430,285	2,450,502	2,447,275	2,474,681	2,471,454

	As of March 30, 2019		As of June 29, 2019		As of September 28, 2019
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Goodwill	$804,661	$801,434	$806,031	$802,804	$818,534	$815,307
Total Assets	2,468,418	2,465,191	2,464,586	2,461,359	2,479,864	2,476,637
Deferred tax liabilities	205,153	178,637	202,739	174,473	198,864	170,139
Total liabilities	2,061,439	2,034,923	2,074,255	2,045,989	2,103,770	2,075,045
Accumulated deficit	(108,099)	(84,810)	(127,595)	(102,557)	(142,121)	(116,624)
Total stockholder's equity	406,979	430,268	390,331	415,369	376,094	401,591
Total liabilities and stockholder's equity	2,468,418	2,465,191	2,464,586	2,461,359	2,479,864	2,476,637

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
For the year ended December 26, 2020, the largest two customers accounted for 49.1% of total revenues and 45.1% of the year-end accounts receivable balance. For the year ended December 28, 2019, the largest two customers accounted for 46.3% of total revenues and 43.2% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company's accounts receivables in 2020, 2019, nor 2018.
In each of the years ended December 26, 2020, December 28, 2019, and December 29, 2018, the Company derived over 10% of its total revenues from two separate customers which operated in each of the operating segments. The following table presents revenue from each customer as percentage of total revenue for each of the years ended:

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Lowe's	22.5%	21.6%	22.0%
Home Depot	26.5%	24.7%	21.8%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
19. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of December 26, 2020.
The segments are as follows:
•Hardware and Protective Solutions
•Robotics and Digital Solutions
•Canada
The Hardware and Protective Solutions segment distributes fasteners and related hardware items, threaded rod, personal protective equipment, and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States and Mexico.
The Robotics and Digital Solutions segment consists of key duplication and engraving kiosks that can be operated directly by the consumer. The kiosks operate in retail and other high-traffic locations offering customized licensed and unlicensed products targeted to consumers in the respective locations. It also includes our associate-assisted key duplication systems and key accessories. The Robotics and Digital Solutions segment also includes Resharp, our robotic knife sharpening business, and Instafob, which specializes in RFID key duplication technology.
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
In the year ended December 29, 2018 the Company acquired Minute Key and Big Time (see Note 5 - Acquisitions of the Notes to Consolidated Financial Statements for additional information). Minute Key is included in our Robotics and Digital Solutions segment while Big Time is included in our Hardware and Protective Solutions segment.
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 26, 2020, December 28, 2019, and December 29, 2018.

	Year Ended December 26, 2020	Year Ended December 28, 2019	Year Ended December 29, 2018
Revenues
Hardware and Protective Solutions	$1,024,392	$853,016	$636,717
Robotics and Digital Solutions	209,287	236,086	196,043
Canada	134,616	125,260	141,415
Total revenues	$1,368,295	$1,214,362	$974,175
Segment Income (Loss) from Operations
Hardware and Protective Solutions	$67,313	$14,204	$18,555
Robotics and Digital Solutions	3,177	3,385	17,705
Canada	(4,724)	(9,894)	(8,817)
Total segment income from operations	$65,766	$7,695	$27,443

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
20. Subsequent Events
On January 24, 2021, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. ("Landcadia"), a special purpose acquisition company ("SPAC") entered into an agreement ("Merger Agreement") whereby the Parent would become a wholly owned subsidiary of Landcadia for the consideration of $911.3 million upon approval of the Landcadia shareholders and will be accounted for as a reverse acquisition resulting in a recapitalization of HMan Group Holdings. Consideration would be a combination of roll-over equity by current Company shareholders, new share purchases by Landcadia SPAC participants, cash from a new credit agreement and refinancing of existing credit facilities of the Company. A full description of the proposed acquisition terms may be found in the Landcadia Proxy Statement dated February 3, 2021 (the “Proxy”) filed with the United States Securities and Exchange Commission (“SEC”), which is available on www.sec.gov.

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 30, 2017	$1,121
Additions charged to cost and expense	(40)
Deductions due to:
Others	(235)
Ending Balance - December 29, 2018	846
Additions charged to cost and expense	790
Deductions due to:
Others	255
Ending Balance - December 28, 2019	1,891
Additions charged to cost and expense	1,378
Deductions due to:
Others	(874)
Ending Balance - December 26, 2020	$2,395

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 26, 2020 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
Management performed additional analysis and other post-closing procedures as of December 26, 2020 and December 28, 2019 and for each of the three years in the period ended December 26, 2020, to ensure the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including reviewing the accounting for deferred tax assets and liabilities.
Management has concluded that, notwithstanding the material weakness described below, the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Pursuant to the rules and regulations of the Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 26, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework).

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of this assessment, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the valuation allowance against deferred income taxes. The material weakness resulted in material errors in the application of certain provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) related to the IRC §163(j) interest limitation (Interest Limitation). This material weakness resulted in material errors in our income tax benefit and deferred tax liabilities that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 28, 2019 and December 29, 2018. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 26, 2020. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
Management's Plan for Remediation of the Material Weakness
In response to the material weakness described above, management implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Those changes included the engagement of third party consultants to assist with technical tax accounting research and application of guidance, the addition of a committee to review technical accounting issues and ensure we have the appropriate subject matter experts engaged, and hiring additional personnel in our tax department.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of testing these recently implemented processes, procedures, and controls. Additional time is required to complete the assessment to ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the company’s internal control over financial reporting and will continue to diligently review the company’s internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 26, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as otherwise described above in this Item 9A.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (61)	President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2019, director since June 2014 and Chairman of our board of directors since September 2014. Mr. Cahill joined Hillman on July 25, 2019 as Executive Chairman, Senior Executive Officer. Prior to joining Hillman, Mr. Cahill was a Managing Director of CCMP from July 2014 to July 2019 and was a member of CCMP's Investment Committee and previously was an Executive Adviser of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served for eight years as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company, through to its sale to MARS Inc. in 2006. From 2006 to 2009 Mr. Cahill served as president of Mars Petcare U.S.. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and the Visitor Board at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Adviser to Mars Incorporated. Mr. Cahill previously served as a director of Banfield Pet Hospital from 2006 to 2016, Ollie’s Bargain Outlet from 2013 to 2016, Jamieson Laboratories from 2014 to 2017, Founder Sport Group from 2016 to 2019, and Shoes for Crews from 2015 to 2019. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.
Max W. Hillman, Jr. (74)
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

Aaron P. Jagdfeld (49)	Mr. Jagdfeld has served as director since August 2014. Mr. Jagdfeld has been the President and Chief Executive Officer of Generac Power Systems, Inc. since September 2008 and a director of Generac since November 2006. Mr. Jagdfeld began his career at Generac in the finance department in 1994 and became Generac's Chief Financial Officer in 2002. In 2007, he was appointed President and was responsible for sales, marketing, engineering, and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte & Touche from 1993 to 1994. Mr. Jagdfeld was selected to serve on our board of directors due to his extensive management and financial experience.
Kevin M. Mailender (43)	Mr. Mailender served as director since May 2010. Mr. Mailender was a Partner of Oak Hill Capital Management since 2013 (where he has been employed since 2002). Mr. Mailender was a member of Oak Hill Capital Management's investment committee. Mr. Mailender served on the boards of Earth Fare and Checkers Drive-In Restaurants. Mr. Mailender previously served as a director of Berlin Packaging from 2014 to 2017, Dave & Buster’s Entertainment, Inc. from 2010 to 2016 and the IMAGINE Group from 2016 to 2019. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience. Mr. Mailender resigned from our board effective December 31, 2020.

Name and Age	Position and Five-year Employment History
David A. Owens (58)	Mr. Owens has served as a director since April 2018. Mr. Owens has been a Professor at Vanderbilt University's Owen Graduate School of Business since August 2009. At Vanderbilt, Mr. Owens has taught The Practice of Management. Mr. Owens was selected to serve on our board of directors due to his financial and business experience.
Joseph M. Scharfenberger, Jr. (49)	Mr. Scharfenberger has served as director since June 2015. Mr. Scharfenberger has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Scharfenberger worked at Bear Stearns Merchant Banking. Prior to joining Bear Stearns Merchant Banking, Mr. Scharfenberger worked in the private equity division at Toronto Dominion Securities. Mr. Scharfenberger currently serves on the boards of Badger Sportswear, Jetro Cash & Carry, Shoes for Crews, and Truck Hero, Inc. Mr. Scharfenberger previously served as a director of Jamieson Laboratories from 2014 to 2017. Mr. Scharfenberger was selected to serve on our board of directors due to his financial, investment, and business experience.
Kristin S. Steen (37)	Ms. Steen is a Managing Director in the New York office of CCMP Capital. Prior to joining CCMP in June 2011 she worked for affiliates of Lone Star Funds and HBK Capital Management. She also worked at CCMP from 2005 to 2008. Ms. Steen currently serves on the board of directors of Shoes For Crews. Ms. Steen was selected to serve on our board of directors due to her financial, investment, and business experience.
Tyler J. Wolfram (54)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been the Chief Executive Officer of Oak Hill Capital Management since 2018, Managing Partner since 2013 and Partner since 2002. Mr. Wolfram is Chairman of Oak Hill's Investment Committee. Mr. Wolfram currently serves on the boards of Berlin Packaging, Checkers Drive- In Restaurants, and The IMAGINE Group. Mr. Wolfram previously served as a director of Duane Reade Holdings, Inc. from 2004 to 2010, NSA International, Inc. from 2006 to 2013, and Dave & Buster's Entertainment, Inc. from 2010 to 2016. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.
Philip K. Woodlief (67)
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

Richard F. Zannino (62)	Mr. Zannino has served as director since August 2014. Mr. Zannino has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Zannino was Chief Executive Officer and a member of the board of directors of Dow Jones & Company. Mr. Zannino joined Dow Jones as Executive Vice President and Chief Financial Officer in February 2001 before his promotion to Chief Operating Officer in July 2002 and to Chief Executive Officer and Director in February 2006. Prior to joining Dow Jones, Mr. Zannino was Executive Vice President in charge of strategy, finance, M&A, technology, and a number of operating units at Liz Claiborne. Mr. Zannino joined Liz Claiborne in 1998 as Chief Financial Officer. In 1998, Mr. Zannino served as Executive Vice President and Chief Financial Officer of General Signal. From 1993 until early 1998, Mr. Zannino was at Saks Fifth Avenue, ultimately serving as Executive Vice President and Chief Financial Officer. Mr. Zannino currently serves on the boards of Ollie's Bargain Outlet, Estee Lauder Companies, IAC/InterActiveCorp., Badger Sportswear, Shoes for Crews, Truck Hero, Inc., and Eating Recovery Center and is a trustee of Pace University. Mr. Zannino previously served as a director of Jamieson Laboratories from 2014 to 2017. Mr. Zannino was selected to serve on our board of directors due to his financial, investment, and business experience.
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
Stock Options and Restricted Stock
Employees are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco Board of Directors. In fiscal year 2020, the Holdco Board of Directors granted 11,607 options to employees. These option grants included options subject to service-vesting (in four equal annual installments beginning on the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price. Additionally, executives are also eligible to receive discretionary grants of restricted shares.
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
Executive Officers
The executive officers of the Company (including the executive officers of The Hillman Group, Inc. and The Hillman Group Canada ULC, wholly-owned indirect subsidiaries of the Company) are set forth below:

Name and Age	Position with the Company; Five-year Employment History
Douglas J. Cahill (61)	President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2019, director since June 2014 and Chairman of our board of directors since September 2014. Mr. Cahill joined Hillman on July 25, 2019 as Executive Chairman, Senior Executive Officer. Prior to joining Hillman, Mr. Cahill was a Managing Director of CCMP from July 2014 to July 2019 and was a member of CCMP's Investment Committee and previously was an Executive Adviser of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served for eight years as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company, through to its sale to MARS Inc. in 2006. From 2006 to 2009 Mr. Cahill served as president of Mars Petcare U.S.. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and the Visitor Board at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Adviser to Mars Incorporated. Mr. Cahill previously served as a director of Banfield Pet Hospital from 2006 to 2016, Ollie’s Bargain Outlet from 2013 to 2016, Jamieson Laboratories from 2014 to 2017, Founder Sport Group from 2016 to 2019, and Shoes for Crews from 2015 to 2019. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.
Robert O. Kraft (49)	Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since November 2017. Prior to joining Hillman, Mr. Kraft served as the President of the Omnicare (Long Term Care) division, and an Executive Vice President, of CVS Health Corporation from August 2015 to September 2017. From November 2010 to August 2015, Mr. Kraft was Chief Financial Officer and Senior Vice President of Omnicare, Inc. Mr. Kraft began his career with PriceWaterhouseCoopers LLP in 1992, was admitted as a Partner in 2004, and is a certified public accountant (inactive). Mr. Kraft currently serves on the board of Medpace Holdings, Inc.
Randall J. Fagundo (61)	Divisional President, Robotics and Digital Solutions of The Hillman Companies, Inc. and The Hillman Group, Inc. since August 2018. Prior to joining Hillman, Mr. Fagundo served as the President, and Chief Executive Officer of MinuteKey since June 2010.
George S. Murphy (55)	Executive Vice President, Sales of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2019. Mr. Murphy severed as Executive Vice President of Sales of our Big Time Products division from January 2018 - October 2019 and the President of Home Depot Sales from March 2016- Jan 2018. Prior to joining Big Time Products, Mr. Murphy served as Senior Director of Sales for Master lock from June 2007 - March 2016.
Jarrod T. Streng (41)	Divisional President, Personal Protective Solutions & Corporate Marketing of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2019. Mr. Streng served as Executive Vice President Marketing & Operations of our Big Time Products Division from 2018- 2019 and was the Senior Vice President of Marketing for Big Time Products from 2017-2018. Prior to joining Big Time Products, Mr. Streng served as the Vice President of Brand Management and Development for Plano Synergy from 2014-2017.
All executive officers hold office at the pleasure of the Board of Directors.

Item 11 – Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2020:
•Douglas J. Cahill, President and Chief Executive Officer
•Robert O. Kraft, Chief Financial Officer and Treasurer
•Randall J. Fagundo, Divisional President, Robotics and Digital Solutions
•George S. Murphy, Executive Vice President, Sales
•Jarrod T. Streng, Divisional President, Protective Solutions & Corporate Marketing
Overview of the Compensation Program
Compensation Philosophy
The objective of Hillman's corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate, and retain the qualified and skilled workforce necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards NEOs for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee of our board of directors (our “compensation committee”) considers Company performance, and each individual's performance and potential to enhance long-term stockholder value. To remain competitive, the compensation committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The compensation committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company's NEOs.
Components of Total Compensation
Compensation packages in 2020 for the Company's NEOs were comprised of the following elements:

Short-Term Compensation Elements
Element	Role and Purpose
Base Salary	Attract and retain executives and reward their skills and contributions to the day-to-day management of our Company.
Annual Performance-Based Bonuses	Motivate the attainment of annual Company and division, financial, operational, and strategic goals by paying bonuses determined by the achievement of specified performance targets with a performance period of one year.
Discretionary Bonuses	From time to time, the Company may award discretionary bonuses to compensate executives for special contributions or extraordinary circumstances or events.

Long-Term Compensation Elements
Element	Role and Purpose
Stock Options and other Equity-Based Awards	Motivate the attainment of long-term value creation, align executive interests with the interests of our stockholders, create accountability for executives to enhance stockholder value, and promote long-term retention through the use of multi-year vesting equity awards.
Long Term Cash Retention Plan	Align executive interests, create accountability and retain executives through the integration of Hillman’s various acquisitions.
Severance and Change of Control Benefits	Promote long-term retention and align the interests of executives with stockholders by providing for acceleration of equity vesting in the event of a change in control transaction.
Severance Benefits	We provide modest severance protection in the form of continued base salary and bonus payments in the event of a termination of employment without cause or for good reason for individual NEOs, as described below.

Benefits
Element	Role and Purpose
Employee Benefit Plans and Perquisites	Participation in Company-wide health and retirement benefit programs, provide financial security and additional compensation commensurate with senior executive level duties and responsibilities.
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
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the National Association of Manufacturers, the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize an executive compensation consultant during fiscal years 2020, 2019, or 2018.
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
The rate of annual base salary for each NEO for fiscal years 2020, 2019, or 2018 are set forth below.

Name	2020 Base Salary (2)	2019 Base Salary	2018 Base Salary
Douglas J. Cahill (1)	$650,000	$650,000	$—
Robert O. Kraft	$415,000	$415,000	$415,000
Randall J. Fagundo	$330,000	$286,000	$286,000
George S. Murphy	$350,000	$350,000	$350,000
Jarrod T. Streng	$385,000	$350,000	$350,000
(1)Mr. Cahill was not an NEO in 2018; he was hired effective July 29, 2019 as Executive Chairman, Senior Executive Officer and promoted to President and Chief Executive Officer effective September 16, 2019.
(2)Due to the uncertainty of the COVID-19 pandemic, base salaries for Mr. Cahill, Mr. Kraft were reduced 10% on March 29, 2020. Base salaries for Mr. Cahill and Mr. Kraft were further reduced to a 20% total reduction on April 20, 2020 and Mr. Fagundo's base salary was reduced by 20% on April 20, 2020. Base salaries were reinstated on May 31, 2020 based on company performance.
The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2020 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around March. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2020. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.

2020 Target and Maximum Bonus

Name	2020 Minimum Bonus as Percentage of Base Salary	2020 Target Bonus as Percentage of Base Salary	2020 Maximum Bonus as Percentage of Base Salary
Douglas J. Cahill	50%	100%	150%
Robert O. Kraft	30%	60%	90%
Randall J. Fagundo	25%	50%	75%
George S. Murphy	25%	50%	75%
Jarrod T. Streng	25%	50%	75%
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
For 2020, the bonus criteria for all NEOs included two company performance goals measured by 1) our Adjusted EBITDA for the year ended December 26, 2020, which is our consolidated earnings before interest, taxes, depreciation, and amortization, as adjusted for non-recurring charges as shown in the “Non-GAAP Financial Measures” section of this proxy statement/prospectus, further adjusted for inventory valuation charges and expenses associated with the implementation of cost saving initiatives (“Compensation Adjusted EBITDA”), and 2) our consolidated compensation cash flow, which is the change in cash plus the reduction in the revolver and the principle of the term loan during the year ended December 26, 2020 (“Consolidated Compensation Cash Flow”). Bonus criteria for Mr. Murphy in 2020 included a gross sales target, which is our total sales to certain of our national account customers during the year ended December 26, 2020, unadjusted for the costs related to those sales (“NAC Gross Sales”). Bonus criteria for Mr. Streng included a segment-specific performance goal measured by Compensation Adjusted EBITDA, as described above, specific to the Hardware and Protective Solutions segment of our business (“Protective Solutions EBITDA”). For the bonus to be funded, the Compensation Adjusted EBITDA target must meet the threshold. Once the Compensation Adjusted EBITDA threshold is met, the final payout is dependent on the achievement of all metrics and their respective targets. Achievement at levels between threshold and maximum will result in payments on a sliding scale.
The table below shows the performance criteria for fiscal year 2020 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.
2020 Performance Criteria and Relative Weight

Name	Compensation Adjusted EBITDA	Consolidated CompensationCash Flow	Protective Solutions EBITDA	NAC Gross Sales
Douglas J. Cahill	70%	30%	—%	—%
Robert O. Kraft	70%	30%	—%	—%
Randall J. Fagundo	70%	30%	—%	—%
George S. Murphy	50%	20%	—%	30%
Jarrod T. Streng	50%	20%	30%	—%
Compensation Adjusted EBITDA, Consolidated Compensation Cash Flow, NAC Gross Sales and Protective Solutions EBITDA are non-GAAP measures. Please see refer to the charts below for additional information, including our definitions and use of Adjusted EBITDA and segment Adjusted EBITDA, and for a reconciliation of those measures to the most directly comparable financial measures under GAAP.
The threshold, target and maximum amounts and payout levels of each of the Consolidated EBITDA, Consolidated Compensation Cash Flow, Protective Solutions EBITDA and NAC Gross Sales targets determinative of the annual bonus payouts to each of the NEOs are as follows (amounts in thousands):

Metric	Threshold (89%)	Target (100%)	Maximum (112%)
Compensation Adjusted EBITDA	$190,100	$213,000	$238,600
Payout	50%	100%	150%

Metric	Threshold (64%)	Target (100%)	Maximum (164%)
Consolidated Compensation Cash Flows	$20,200	$31,200	$51,200
Payout	50%	100%	150%

Metric	Threshold (94%)	Target (100%)	Maximum (105%)
NAC Gross Sales	$300,000	$316,300	$332,100
Payout	50%	100%	150%

Metric	Threshold (88%)	Target (100%)	Maximum (112%)
Protective Solutions EBITDA	$39,500	$44,700	$50,100
Payout	50%	100%	150%
The level of performance actually achieved for the fiscal year ended December 26, 2020 in each of the above categories was as follows (amounts in thousands):

Metric	Target	Actual	Achievement as a % of Target	Resulting Payout
Compensation Adjusted EBITDA	$213,000	$224,100	105.2%	121.7%
Consolidated Compensation Cash Flows	31,200	53,155	170.4%	150.0%
NAC Gross Sales	316,300	351,800	111.2%	150.0%
Protective Solutions EBITDA	44,700	66,063	147.8%	150.0%

The annual bonus paid to each of our NEOs for the year ended December 26, 2020 was as follows:

Name	2020 Target Bonus	Actual Annual Bonus Paid	% of Target Bonus
Douglas J. Cahill	$650,000	$846,235	130.2%
Robert O. Kraft	249,000	324,173	130.2%
Randall J. Fagundo	165,000	214,814	130.2%
George S. Murphy	175,000	237,738	135.9%
Jarrod T. Streng	192,500	261,512	135.9%

The following charts reconcile Compensation Adjusted EBITDA, Consolidated Cash Flow, and Protective Solutions EBITDA to their nearest GAAP measure. Please refer to the “Non-GAAP Financial Measures” section of this filing for additional information, including our definitions and use of Adjusted EBITDA and segment Adjusted EBITDA, and for a reconciliation of those measures to the most directly comparable financial measures under GAAP.

Compensation Adjusted EBITDA
Amounts in Thousands

Year Ended December 26, 2020
Net loss	$(24,499)
Income tax (benefit) expense	(9,439)
Interest expense, net	86,774
Interest expense on junior subordinated debentures	12,707
Investment income on trust common securities	(378)
Depreciation	67,423
Amortization	59,492
Mark-to-market adjustment on interest rate swaps	601
EBITDA	192,681

Stock compensation expense	5,125
Management fees	577
Facility exits (1)	3,894
Restructuring (2)	4,902
Litigation expense (3)	7,719
Acquisition and integration expense (4)	9,832
Change in fair value of contingent consideration	(3,515)
Other non-recurring charges (5)	2,885
Compensation adjusted EBITDA	$224,100

(1)Facility exits include costs associated with the closure of facilities in Parma, Ohio, San Antonio, Texas, and Dallas, Texas.

(2)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, stock keeping unit rationalization, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions. See Note 14 - Restructuring of the Notes to the Consolidated Financial Statements for additional information. Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(3)Litigation expense includes legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information).
(4)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to historical acquisitions.
(5)Consulting costs and other related costs associated with business improvements along with ongoing expenses associated with manufacturing lines that were temporarily idle due to the pandemic.
Consolidated Compensation Cash Flow

Amounts in Thousands

Net increase (decrease) in cash and cash equivalents	$1,547
Reduction in Debt
Repayments of senior term loans	10,608
Repayments of revolving term loans, net of borrowings	41,000
Consolidated Compensation Cash Flow	$53,155

Protective Solutions EBITDA
Amounts in Thousands

Year Ended December 26, 2020
Operating income (loss)	$50,574
Depreciation and amortization	14,999

Facility exits (1)	1,551
Acquisition and integration expense (2)	113
Other nonrecurring charges (3)	(1,174)
Adjusted EBITDA	$66,063

(1)Facility exits include costs associated with the closure of facilities in San Antonio, Texas.
(2)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to historical acquisitions.
(3)Consulting costs and other related costs associated with business improvements along with ongoing expenses associated with manufacturing lines that were temporarily idle due to the pandemic.
Long-Term Compensation Elements
Stock Options and Restricted Shares
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 94,195 stock options. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. In the year ended December 26, 2020, 3,880 stock options were granted to NEOs. On July 30, 2020, we granted 1,940 stock options to each of Messrs. Kraft and Fagundo. These options were time-based awards which, beginning on the first anniversary of the grant date, vest 25% annually until fully vested on the fourth anniversary of the grant date, subject to the optionee’s continued employment on each such vesting date.

Long Term Cash Retention Plan
In 2018, we rolled out a long term cash retention incentive. The long term cash incentive plan ("LTCI") is designed to align executive interests, create accountability and retain executives through the integration of Hillman’s various acquisitions. The LTCI is tied to the achievement of 2020 target EBITDA for our recently acquired businesses (MinuteKey and Big Time) along with the core Hillman business. The LTCI was granted to executives involved with the integration of the acquired businesses. The table below shows the LTCI payout amounts based on the achievement of threshold, target, and maximum 2020 EBITDA as defined by the plan.

2018 Long Term Cash Retention Plan Target and Maximum Bonus

Name	Threshold ($)	Target ($)	Maximum ($)
Robert O. Kraft	500,000	1,000,000	1,500,000
Randall J. Fagundo	737,000	1,474,000	2,211,000

The threshold, target and maximum amounts of target EBITDA, for MinuteKey and Big Time in respect of Mr. Kraft’s LTCI bonus and MinuteKey in respect of Mr. Fagundo’s LTCI bonus, that determine the NEOs’ earning of their LTCI bonuses are as follows:

Name	Threshold EBITDA ($)	Target EBITDA ($)	Maximum EBITDA ($)
Robert O. Kraft	62,000,000	76,000,000	90,000,000
Randall J. Fagundo	22,000,000	28,000,000	34,000,000
In 2020, the LTCI plan was modified for certain executives. The modified LTCI plan is tied to the achievement of 2020 and 2021 EBITDA targets for Big Time. The table below shows the LTCI payouts based on the achievement of target EBITDA in 2020 and target and maximum EBITDA in 2021 as defined by the plan.

	2020 Payout	2021 Payout
Name	Threshold ($)	Target ($)	Maximum ($)
George S. Murphy	1,500,000	500,000	1,000,000
Jarrod T. Streng	1,500,000	500,000	1,000,000

The target and maximum amounts of EBITDA targets that determine the NEOs’ earning of their LTCI bonuses are as follows:

	December 26, 2020	December 25, 2021
Name	Target EBITDA ($)	Target EBITDA ($)	Maximum EBITDA ($)
George S. Murphy	62,000,000	62,000,000	70,400,000
Jarrod T. Streng	62,000,000	62,000,000	70,400,000
Severance and Change in Control Benefits
The Company has entered into an employment agreement with each NEO that provides for severance payments and benefits in the event that his employment is terminated under specified conditions including death, disability, termination by the Company without “cause,” or his resignation for “good reason” (each as defined in the agreements). In addition, we have provided for certain equity acceleration benefits designed to assure the Company of the continued employment and attention and dedication to duty of these key management employees and to seek to ensure the availability of their continued service, notwithstanding the possibility or occurrence of a change in control of the Company and resultant employment termination. The severance payments and benefits payable both in the event of, and independently from, a change in control are in amounts that the Company has determined are necessary to remain competitive in the marketplace for executive talent. See “Potential Payments Upon Termination or Change in Control” for additional information.
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
Nonqualified Deferred Compensation Plan
All NEOs and certain other employees are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. The Company contributes a matching contribution of 25% on the first $10,000 of employee deferrals, subject to a five year vesting schedule.
Perquisites
Mr. Kraft, Mr. Fagundo, Mr. Murphy, and Mr. Streng are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700, $700, $750, and $750, respectively, per month.
Miscellaneous
The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020 for filing with the Securities and Exchange Commission.
Respectfully submitted,
The Compensation Committee
Richard F. Zannino
Joseph M. Scharfenberger, Jr
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

Summary Compensation Table
The following table sets forth compensation that the Company's principal Chief Executive Officer ("CEO"), principal Chief Financial Officer ("CFO"), and each of the next three highest paid executive officers of the Company, or the NEOs, earned during the years ended December 26, 2020, December 28, 2019, and December 29, 2018 in each executive capacity in which each NEO served. Mr. Cahill served as both an officer and director (upon joining Hillman in July 2019) but did not receive any compensation from the Company with respect to his role as a director.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Compensation - All Other(5)	Total
Douglas J. Cahill (6) President and CEO The Hillman Companies, Inc.	2020	$631,250	$—	$—	$846,235	$100,776	$1,578,261
	2019	262,500	—	11,113,635	190,249	1,500	11,567,884
	2018	—	—	—	—	—	—
Robert O. Kraft (7) CFO and Treasurer The Hillman Companies, Inc.	2020	403,029	—	748,158	1,824,173	23,905	2,999,265
	2019	415,000	—	—	171,150	17,945	604,095
	2018	415,000	—	257,692	—	17,907	690,599
Randall J. Fagundo (8) Divisional President, Robotics and Digital Solutions	2020	322,380		748,158	1,234,822	21,198	2,326,558
	2019	306,462	—	—	104,225	60,684	471,371
	2018	110,000	116,250	216,461	—	33,000	475,711
George S. Murphy (9) Executive Vice President, Sales, The Hillman Companies, Inc.	2020	350,000	68,513	—	1,737,738	21,364	2,177,615
	2019	347,308	50,000	—	12,142	1,268,493	1,677,943
	2018	87,500	—	177,672	104,890	3,593	373,655
Jarrod T. Streng (9) Divisional President, Personal Protective Solutions & Corporate Marketing, The Hillman Companies, Inc.	2020	384,058	75,364	—	1,761,512	15,159	2,236,093
	2019	347,308	50,000	—	12,142	1,268,595	1,678,045
	2018	87,500	—	177,672	104,890	3,542	373,604
(1)Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are dependent upon the executive performance for the prior year. Increases are be effective on the anniversary of the last increase, plus or minus three months. Due to the uncertainty of the COVID-19 pandemic, base salaries for Mr. Cahill, Mr. Kraft were reduced 10% on March 29, 2020. Base salaries for Mr. Cahill and Mr. Kraft were further reduced to a 20% total reduction on April 20, 2020 and Mr. Fagundo's base salary was reduced by 20% on April 20, 2020. Base salaries were reinstated on May 31, 2020 based on company performance.
(2)Other bonus payouts were discretionary based on the service of the executives for the years when annual bonus plan targets were not met. These discretionary bonuses are presented in the table in the year in which the bonuses were earned. The payments were made in the subsequent year. In 2020, Mr. Murphy and Mr. Streng both received a discretionary bonus based on their performance.
(3)The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying Consolidated Financial Statements for details.
(4)Represents earned bonus for services rendered in each year and paid in the subsequent year based on achievement of performance goals under the performance-based bonus arrangements. In 2020 this also includes payouts under the long term cash incentive plan of $1,500,000 for Mr. Kraft, Mr. Murphy and Mr. Streng, and $1,020,008 for Mr. Fagundo. See “Compensation Discussion and Analysis—Short-Term Compensation Elements—Annual Performance-Based Bonuses” above, for additional information.

(5)The amounts in this column consist of our matching contributions to the Defined Contribution Plan ($12,980 for Mr. Cahill, $13,005 for Mr. Kraft, $12,798 for Mr. Fagundo, $3,659 for Mr. Streng and $12,364 for Mr. Murphy), our matching contributions to the Deferred Compensation Plan ($2,500 for each of Messrs. Kraft and Streng), the car allowance for each NEO ($8,400 each for Messrs. Kraft and Fagundo and $9,000 each for Messrs. Streng and Murphy), and $87,769 in moving expenses for Mr. Cahill. During each of the fiscal years 2020, 2019 and 2018, there were no above market earnings in the Deferred Compensation Plan for any the NEOs

(6)Mr. Cahill was hired effective July 29, 2019 as Executive Chairman, Senior Executive Officer and promoted to President and Chief Executive Officer effective September 16, 2019
(7)Mr. Kraft was hired effective November 1, 2017.
(8)Mr. Fagundo was hired effective August 10, 2018.
(9)Mr. Murphy and Mr. Streng were hired effective October 1, 2018.
Grants of Plan-Based Awards in Fiscal Year 2020
The following table summarizes the plan-based incentive awards granted to NEOs in 2020:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)
Douglas J. Cahill	4/22/2020	$325,000	$650,000	$975,000	—	—	—
Robert O. Kraft	4/22/2020	124,500	249,000	373,500	—	—	—
	7/30/2020	—	—	—	1,940	1,300	748,158
Randall J. Fagundo	4/22/2020	82,500	165,000	247,500	—	—	—
	7/30/2020	—	—	—	1,940	1,300	748,158
George S. Murphy	4/22/2020	87,500	175,000	262,500	—	—	—
Jarrod T. Streng	4/22/2020	96,250	192,500	288,750	—	—	—
(1)The amounts in this table granted on April 22, 2020, reflect the 2020 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company's 2020 performance bonus plan. Each NEO's overall target and maximum performance-based bonus for 2020 was determined as a percentage of base salary. See the description of Annual Performance Bonus in the Compensation Discussion and Analysis for a description of the specific performance components and more detail regarding the determination of actual 2020 annual performance bonus and Incentive Bonus payments
(2)Represents grants of options pursuant to the 2014 Equity Incentive Plan.
(3)The amount included in this column represents the grant date fair value of options and restricted stock calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying Consolidated Financial Statements for details.
Outstanding Equity Awards at 2020 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 26, 2020.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date
Douglas J. Cahill	8,333.2500	24,999.7500	—	1,400	7/29/2029
Robert O. Kraft	1,125.0000	375.0000	1,500.0000	1,000	11/1/2027
	312.500	312.5000	625.0000	1,200	8/30/2028
	—	1,940.0000	—	1,300	7/30/2030
Randall J. Fagundo	262.500	262.5000	525.0000	1,200	8/10/2028
	—	1,940.0000	—	1,300	7/30/2030
George S. Murphy	212.5000	212.5000	425.0000	1,200	10/1/2028
Jarrod T. Streng	212.5000	212.5000	425.0000	1,200	10/1/2028

(1)All stock options reported in the table above are options to acquire Holdco common stock granted under the 2014 Equity Incentive Plan. Pursuant to each NEO's stock option award agreement (other than options granted to Mr. Cahill in 2019 and options granted to Mr. Kraft and Mr. Fagundo in 2020), these options were divided into two equal vesting tranches. The first tranche is a time-based award which, beginning on the first anniversary of the grant date, vests 25% annually until fully vested on the fourth anniversary of the grant date, subject to the optionee's continued employment on each such vesting date.
The second tranche of each stock option grant is performance-based. Subject to the optionee's continuous employment with the Company through the consummation of a sale event, 100% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in a multiple on investment of at least 2.0. Options granted to Mr. Cahill in 2019 and options granted to Mr. Kraft and Mr. Fagundo in 2020 do not contain the performance based vesting criteria and vest solely on the time-based schedule described above.
Option Exercises and Stock Vested During Fiscal Year 2020
No NEO exercised any stock options during the year ended December 26, 2020. There were no other stock-based awards eligible for vesting during fiscal year 2020.
Nonqualified Deferred Compensation for Fiscal Year 2020
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 26, 2020:

Name	Executive Contributions(1)	Company Matching Contributions(2)	Aggregate Earnings(3)	Aggregate Withdrawal/ Distributions	Aggregate Balance at 12/26/2020 (4)
Douglas J. Cahill	$—	$—	$—	$—	$—
Robert O. Kraft	12,091	2,500	7,086	—	51,354
Randall J. Fagundo	—	—	—	—	—
George S. Murphy	—	—	—	—	—
Jarrod T. Streng	11,514	2,500	2,646	—	16,603
(1)The amounts in this column represent the deferral of base salary and annual performance bonuses. These amounts are also included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.

(3)Earnings in the Deferred Compensation Plan were not at a level required to be included in the Summary Compensation Table.
(4)Amounts reported in this column for each NEO include amounts previously reported in the Company's Summary Compensation Table in previous years when earned if that officer's compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and bonus and Company matching contributions. This total reflects the cumulative value of each NEO's deferrals, matching contributions, and investment experience.
All of our executives, including each of our NEOs, are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks, and short-term investments as well as blended funds. The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant's account shall be paid at the time selected by the participant in his or her enrollment forms.

Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
The Company has an employment agreement in effect with each NEO that provides for specified payments and benefits in connection with certain terminations of employment.
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
The pending merger with Landcadia will not constitute a change in control under the 2014 Equity Incentive Plan, or with respect to any awards or agreements thereunder, and the Business Combination will not result in the acceleration or vesting of any equity awards held by any of our NEOs. Under the 2014 Equity Incentive Plan, our compensation committee is permitted to, and may in connection with the Business Combination, make certain adjustments to outstanding equity awards, including equitable adjustments to the vesting terms applicable to performance-based options.

Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 26, 2020. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive	Termination without cause, resignation with good reason, or non-renewal by the Company	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control	Change in Control (regardless of termination)(1)
Douglas J. Cahill	$—	$1,300,000	$1,300,000	$8,237,584
Robert O. Kraft	—	739,173	739,173	3,173,735
Randall S. Fagundo	—	495,000	495,000	1,142,919
George S. Murphy	—	587,738	587,738	380,061
Jarrod T. Streng	—	646,511	646,511	380,061

(1)Represents the cash-out value of unvested options as of December 26, 2020, at the fair market value of the Company's common stock ($1,647.13) less the applicable exercise price, and assuming that the applicable performance targets were achieved and the options vested in full upon a “change in control” that occurred on the same date. As noted above, the pending merger with Landcadia will not constitute a change in control under the 2014 Equity Incentive Plan or otherwise trigger such acceleration entitlements Note that, in the absence of an actual change in control transaction, it is not possible to determine whether the thresholds would actually be met.

Pay Ratio Disclosure
The following information is a reasonable estimate of the annual total compensation of our employees as relates to the 2020 total compensation of our CEO. Based on the methodology described below, our CEO’s 2020 total compensation was approximately 37 times that of our median employee.
We identified the median employee using our employee population as of December 26, 2020, which included all 3,780 global full-time, part-time, temporary, and seasonal employees employed on that date. We applied an exchange rate as of December 26, 2020 to convert all international currencies into U.S. Dollars.
A variety of pay elements comprise the total compensation of our employees. This includes annual base salary, equity awards, annual cash incentive payments based on company performance, sales or commission incentives, and various field bonuses. The incentive awards an employee is eligible for is based on his or her pay grade and reporting level, and are consistently applied across the organization. Cash incentives, rather than equity, is the primary vehicle of incentive compensation for most of our employees throughout the organization. While all employees earn a base salary, not all receive such cash incentive payments. Furthermore, less than 1% of our employees receive equity awards. Consequently, for purposes of applying a consistently-applied compensation metric for determining our median employee, we selected annual base salary as the sole, and most appropriate, compensation element for determining the median employee. We used the annual base salary of our employees as reflected on our human resources systems on December 26, 2020, excluding that of our CEO, in preparing our data set.
Using this methodology we determined that the median employee was a full-time service representative located in the United States with total annual compensation of $42,637, which includes base pay, overtime pay, bonus pay, car allowance, and 401(K) match. With respect to the 2020 total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included in this filing, $1,578,261. Accordingly, our CEO to Employee Pay Ratio is 37:1.The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with the applicable SEC disclosure rules.

Director Compensation for Fiscal Year 2020
The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 26, 2020.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Max W. Hillman, Jr. (3)	$60,000	$—	$—	$60,000
Aaron P. Jagdfeld (4)	75,000	—	—	75,000
Kevin M. Mailender (5)	—	—	—	—
David A. Owens (3)	60,000	—	—	60,000
Kristin S. Steen (2)
Joseph M. Scharfenberger, Jr. (2)	—	—	—	—
Tyler J. Wolfram (5)	—	—	—	—
Philip K. Woodlief (4)	75,000	—	—	75,000
Richard F. Zannino (2)	—	—	—	—
(1)The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 11 - Stock Based Compensation, to the accompanying Consolidated Financial Statements for details.
(2)Mr. Scharfenberger, Mr. Zannino, and Ms. Steen are each employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 26, 2020.
(3)Mr. Hillman and Mr. Owens are each entitled to an annual Board fee of $60,000.
(4)Mr. Jagdfeld and Mr. Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee fee of $15,000.
(5)Mr. Wolfram and Mr. Mailender are each employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 26, 2020.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of the Board of the Company are Mr. Zannino and Mr. Cahill. Mr. Cahill is our Chief Executive Officer. Mr. Zannino was not an officer or employee of the Company during fiscal year 2020, was not formerly a Company officer or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the Board or Compensation Committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 26, 2020 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	57.308%
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.379%
CCMP Capital Investors, (Employee) III L.P. (3)	18,967.7735	3.438%
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.718%
Oak Hill Capital Management Partners, III L.P.(4)	2,847.9750	0.516%
OHCP III HC RO, L.P.(4)	2,435.3900	0.441%
Douglas J. Cahill	536.0000	*
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron P. Jagdfeld	1,000.0000	*
Robert O. Kraft	500.0000	*
Randall J. Fagundo	—	*
George S. Murphy	—	—
Jarrod T. Streng	—	—
Kevin M. Mailender	—	—
David A. Owens	—	—
Joseph M. Scharfenberger, Jr.	—	—
Kristin S. Steen	—	—
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
All Directors and Executive Officers as a Group (14 persons)	3,036.000	0.550%
* Less than 1%
(1)Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.
(2)Based on 551,704 shares outstanding as of December 26, 2020.
(3)The business address of CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., and CCMP Capital Investors III (Employee), L.P. (collectively, the “CCMP Partnerships”) is 277 Park Avenue, 27th Floor, New York, New York 10172. CCMP Capital GP, LLC, is the general partner of CCMP Capital, LP which is the sole member of CCMP Capital Associates III GP, LLC, which is the sole general partner of CCMP Capital Associates III, L.P., which is the sole general partner of CCMP Capital Investors III, L.P. and CCMP Capital Investors III (Employee), L.P.  CCMP Capital, LP is the sole member of CCMP Co-Invest III A GP, LLC, which is the sole general partner of CCMP Co-Invest III A, L.P. CCMP Capital GP, LLC exercises voting and dispositive control over the shares held by each of the CCMP Partnerships. Voting and disposition decisions at CCMP Capital GP with respect to such shares are made by a committee, the members of which are Greg Brenneman, Timothy Walsh, Joseph Scharfenberger, and Richard Zannino.  Each of these individuals disclaims beneficial ownership of the shares owned by the CCMP Partnerships.

(4)The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 263 Tresser Blvd, 15th floor, Stamford, CT 06901. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco's common stock owned by the Oak Hill Funds are made by the board of directors of OHCP MGP III, Ltd. The members of the board are Tyler J. Wolfram, Brian N. Cherry, and Steven G. Puccinelli . Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.
(5)All shares are held by the Max William Hillman 2012 Spousal GST Trust.

Item 13 – Certain Relationships and Related Transactions.
The Company has recorded aggregate management fee charges and expenses from CCMP and Oak Hill Funds of $577, $562, and $546 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors for $750 during year ended December 28, 2019. There were no such sales the year ended December 26, 2020 nor December 29, 2018.

In the year ended December 29, 2018, the Company paid a dividend of approximately $3,780 to Holdco for the purchase of 4,200 shares of Holdco stock from former members of management. No such dividends were paid in fiscal 2020 nor fiscal 2019.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. Rental expense for the lease of this facility was $351 for the year ended December 26, 2020, $350 for the year ended December 28, 2019, and $350 for the year ended December 29, 2018.
Douglas J. Cahill was hired effective July 29, 2019 as our Executive Chairman and Senior Executive Officer. He was promoted to President and Chief Executive Officer September 16, 2019. Mr. Cahill is also a former Managing Director of CCMP Capital Advisors, LP ("CCMP"). CCMP’s private equity fund CCMP Capital Investors III, L.P. (“CCMP III”), together with its related fund vehicles, owns approximately 79.1% of Holdco's outstanding common stock as of December 26, 2020.  Mr. Cahill has retained a carried interest in CCMP III and the fair value of this carried interest, which is based on the overall performance of  CCMP III, is contingent on several factors. As of December 26, 2020, the fair value of the carried interest is not estimable in accordance with ASC 405 - Contingencies.
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

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's Consolidated Financial Statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2020 audit were approximately $773 thousand and the 2019 audit fees were approximately $833 thousand.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's Consolidated Financial Statements and are not under “Audit Fees.”
There were no audit related fees billed by KPMG LLP in the years ended December 26, 2020 and December 28, 2019.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2020 or 2019.
All Other Fees
No other services were rendered by KPMG LLP for 2020 or 2019.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 26, 2020 and December 28, 2019.

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

10.6	ABL Credit Agreement, dated as of May 31, 2018, by and among The Hillman Group, Inc., a Delaware corporation, The Hillman Companies, Inc., a Delaware corporation , The Hillman Group Canada ULC, a British Columbia unlimited liability company, the Lenders and Issuing Banks from time to time party hereto, including Barclays Bank PLC, and Barclays, in its capacities as administrative agent and collateral agent and the Swingline Lender, with Barclays, Jefferies Finance LLC, Citizens Bank, N.A. and MUFG Union Bank, N.A. as joint lead arrangers and joint bookrunners, Credit Suisse Loan Funding LLC and PNC Bank, National Association, as a documentation agent. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2018 - Exhibit 10.2)
10.7	First Amendment to the Credit Agreement, dated as of October 1, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2018 - Exhibit 10.1)
10.8	First Amendment to the ABL Credit Agreement, dated as of November 15, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 15, 2019 - Exhibit 10.1)
10.9	Form of 2014 Equity Incentive Plan Award Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2014 - Exhibit10.2)

10.10	Employment Agreement between Robert O. Kraft and The Hillman Group, Inc. dated October 2, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2017 - Exhibit 10.10)
10.11	Employment Agreement between Randall J. Fagundo and The Hillman Group, Inc. dated August 10, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2019 - Exhibit - 10.13)
10.12	Employment Agreement between Douglas J. Cahill and The Hillman Group, Inc. dated July 25, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2020 - Exhibit - 10.12)
10.13	Employment Agreement between Jarrod T. Streng and The Hillman Group, Inc. dated October 1, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2020 - Exhibit - 10.15)
10.14	Employment Agreement between George S. Murphy and The Hillman Group, Inc. dated October 1, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2020 - Exhibit - 10.14)
21.1	* Subsidiaries. (As of December 26, 2020)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC on February 19, 2021, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 26, 2020, the year ended December 28, 2019 and the year ended December 29, 2018, (iii) Consolidated Statements of Cash Flows for the year ended December 26, 2020, the year ended December 28, 2019 and the year ended December 29, 2018, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 26, 2020, the year ended December 28, 2019 and the year ended December 29, 2018, and (v) Notes to Consolidated Financial Statements.

* Filed herewith

Item 16 – Form 10-K Summary.
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Dated:	March 3, 2021	By:	/s/ Robert O. Kraft
Robert O. Kraft
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Douglas J. Cahill	Principal Executive Officer, Chairman and Director	March 3, 2021
Douglas J. Cahill
/s/ Robert O. Kraft	Principal Financial Officer	March 3, 2021
Robert O. Kraft
/s/ Anne S. McCalla	Chief Accounting Officer	March 3, 2021
Anne S. McCalla
/s/ Max W. Hillman, Jr.	Director	March 3, 2021
Max W. Hillman, Jr.
/s/ Aaron P. Jagdfeld	Director	March 3, 2021
Aaron P. Jagdfeld
/s/ David A. Owens	Director	March 3, 2021
David A. Owens
/s/ Joseph M. Scharfenberger, Jr.	Director	March 3, 2021
Joseph M. Scharfenberger, Jr.
/s/ Kristin S. Steen	Director	March 3, 2021
Kristin S. Steen
/s/ Tyler J. Wolfram	Director	March 3, 2021
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 3, 2021
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 3, 2021
Richard F. Zannino