Form 10-Q
period 2021-03-27
HILLMAN COMPANIES INC
filed 2021-05-11
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
OR
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
On May 11, 2021, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,912	$21,520
Accounts receivable, net of allowances of $2,271 ($2,395 - 2020)	136,742	121,228
Inventories, net	459,740	391,679
Other current assets	12,093	19,280
Total current assets	622,487	553,707
Property and equipment, net of accumulated depreciation of $251,082 ($236,031 - 2020)	175,321	182,674
Goodwill	816,678	816,200
Other intangibles, net of accumulated amortization of $306,509 ($291,434 - 2020)	811,496	825,966
Operating lease right of use assets	77,479	76,820
Deferred tax assets	3,650	2,075
Other assets	12,522	11,176
Total assets	$2,519,633	$2,468,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,323	$201,461
Current portion of debt and capital leases	11,442	11,481
Current portion of operating lease liabilities	11,528	12,168
Accrued expenses:
Salaries and wages	34,070	29,800
Pricing allowances	3,788	6,422
Income and other taxes	4,381	5,986
Interest	8,138	12,988
Other accrued expenses	30,499	31,605
Total current liabilities	324,169	311,911
Long term debt	1,581,458	1,535,508
Deferred tax liabilities	151,693	156,118
Operating lease liabilities	70,419	68,934
Other non-current liabilities	30,420	31,560
Total liabilities	$2,158,159	$2,104,031
Commitments and contingencies (Note 5)
Stockholders' Equity:
Preferred stock, $0.01 par, 5,000 shares authorized, none issued or outstanding at March 27, 2021 and December 26, 2020	—	—
Common stock, $0.01 par, 5,000 shares authorized, issued and outstanding at March 27, 2021 and December 26, 2020	—	—
Additional paid-in capital	569,208	565,824
Accumulated deficit	(180,819)	(171,849)
Accumulated other comprehensive loss	(26,915)	(29,388)
Total stockholders' equity	361,474	364,587
Total liabilities and stockholders' equity	$2,519,633	$2,468,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Net sales	$341,281	$295,836
Cost of sales (exclusive of depreciation and amortization shown separately below)	201,298	166,411
Selling, general and administrative expenses	103,179	89,753
Depreciation	16,341	17,517
Amortization	14,909	14,848
Management fees to related party	126	125
Other income	(352)	(2,264)
Income from operations	5,780	9,446
Interest expense, net	19,019	23,180
Interest expense on junior subordinated debentures	3,152	3,152
(Gain) loss on mark-to-market adjustment of interest rate swap	(673)	2,250
Investment income on trust common securities	(95)	(95)
Loss before income taxes	(15,623)	(19,041)
Income tax (benefit)	(6,653)	(4,237)
Net loss	$(8,970)	$(14,804)
Net loss from above	$(8,970)	$(14,804)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,473	(11,213)
Total other comprehensive income (loss)	2,473	(11,213)
Comprehensive loss	$(6,497)	$(26,017)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Cash flows from operating activities:
Net loss	$(8,970)	$(14,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,250	32,365
Deferred income taxes	(5,955)	(3,861)
Deferred financing and original issue discount amortization	904	943
Stock-based compensation expense	1,741	1,145
Change in fair value of contingent consideration	—	(4,400)
Other non-cash interest and change in value of interest rate swap	(673)	2,250
Changes in operating items:
Accounts receivable	(15,155)	(26,384)
Inventories	(55,407)	1,527
Other assets	(5,405)	(1,768)
Accounts payable	18,485	1,072
Other accrued liabilities	(6,204)	(5,726)
Net cash used by operating activities	(45,389)	(17,641)
Cash flows from investing activities:
Acquisition of business, net of cash received	—	(800)
Capital expenditures	(9,077)	(15,404)
Net cash used in investing activities	(9,077)	(16,204)
Cash flows from financing activities:
Repayments of senior term loans	(2,652)	(2,652)
Borrowings on revolving credit loans	62,000	46,500
Repayments of revolving credit loans	(14,000)	(12,000)
Principal payments under finance and capitalized lease obligations	(227)	(206)
Proceeds from exercise of stock options	1,643	—
Net cash provided by financing activities	46,764	31,642
Effect of exchange rate changes on cash	94	(610)
Net decrease in cash and cash equivalents	(7,608)	(2,813)
Cash and cash equivalents at beginning of period	21,520	19,973
Cash and cash equivalents at end of period	$13,912	$17,160
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$3,057	$4,077
Interest paid	22,156	26,841
Income taxes, net of refunds	8	(18)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Thirteen weeks ended March 27, 2021
Balance at December 26, 2020	$—	$565,824	$(171,849)	$(29,388)	$364,587
Net Loss	—	—	(8,970)	—	(8,970)
Stock-based compensation	—	1,741	—	—	1,741
Proceeds from exercise of stock options	—	1,643	—	—	1,643
Change in cumulative foreign currency translation adjustment	—	—	—	2,473	2,473
Balance at March 27, 2021	$—	$569,208	$(180,819)	$(26,915)	$361,474

Thirteen weeks ended March 28, 2020
Balance at December 28, 2019	$—	$553,359	$(147,350)	$(32,040)	$373,969
Net Loss	—	—	(14,804)	—	(14,804)
Stock-based compensation	—	1,145	—	—	1,145
Change in cumulative foreign currency translation adjustment	—	—	—	(11,213)	(11,213)
Balance at March 28, 2020	$—	$554,504	$(162,154)	$(43,253)	$349,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the thirteen weeks ended March 27, 2021. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 27, 2021 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 26, 2020.

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

2. Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 26, 2020.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 27, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 27, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

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
The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended March 27, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$166,602	$—	$34,091	$200,693
Personal Protective	84,327	—	13	84,340
Keys and Key Accessories	—	42,094	361	42,455
Engraving	—	13,778	8	13,786
Resharp	—	7	—	7
Consolidated	$250,929	$55,879	$34,473	$341,281

	Thirteen weeks ended March 28, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$150,387	$—	$25,321	$175,708
Personal Protective	62,789	—	—	62,789
Keys and Key Accessories	—	43,375	1,029	44,404
Engraving	—	12,923	2	12,925
Resharp	—	10	—	10
Consolidated	$213,176	$56,308	$26,352	$295,836

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended March 27, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$246,797	$55,300	$—	$302,097
Canada	1,229	579	34,473	36,281
Mexico	2,903	—	—	2,903
Consolidated	$250,929	$55,879	$34,473	$341,281

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Thirteen weeks ended March 28, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$209,677	$55,843	$—	$265,520
Canada	1,264	465	26,352	28,081
Mexico	2,235	—	—	2,235
Consolidated	$213,176	$56,308	$26,352	$295,836

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020. The Company adopted this standard during fiscal 2021 and the adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

4. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 26, 2020				March 27, 2021
Hardware and Protective Solutions	$565,578	$—	$—	$(124)	$565,454
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,686	—	—	602	30,288
Total	$816,200	$—	$—	$478	$816,678

(1)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of March 27, 2021 and December 26, 2020 consist of the following:

	Estimated Useful Life (Years)			March 27, 2021	December 26, 2020
Customer relationships	13	-	20	$942,131	$941,648
Trademarks - Indefinite	Indefinite			85,713	85,603
Trademarks - Other	7	-	15	26,400	26,400
Technology and patents	7	-	12	63,761	63,749
Intangible assets, gross				1,118,005	1,117,400
Less: Accumulated amortization				306,509	291,434
Other intangibles, net				$811,496	$825,966
The amortization expense for amortizable assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen weeks ended March 27, 2021 was $14,909. Amortization expense for the thirteen weeks ended March 28, 2020 was $14,848.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

5. Commitments and Contingencies:

The Company self-insures its product liability, automotive and workers' compensation losses up to $250 per occurrence. General liability losses are self-insured up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,476 recorded for such risks is adequate as of March 27, 2021.

As of March 27, 2021, the Company has provided certain vendors and insurers letters of credit aggregating $25,908 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,512 recorded for such risks is adequate as of March 27, 2021.
On June 3, 2019, The Hillman Group, Inc. ("Hillman Group") filed a complaint for patent infringement against KeyMe, LLC ("KeyMe"), a provider of self-service key duplication kiosks, in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:19-cv-0209. Hillman Group’s complaint alleges that KeyMe’s self-named and “Locksmith in a Box” key duplication kiosks infringe U.S. Patent Nos. 8,979,446 and 9,914,179, which are assigned to Hillman Group, and seeks damages and injunctive relief against KeyMe. After the United States Patent and Trademark Office issued U.S. Patent No. 10,400,474 to Hillman Group on September 3, 2019, Hillman Group filed a motion the same day to amend its initial complaint to add the new patent to the litigation. The Texas court granted the motion on September 13, 2019. KeyMe filed two motions in the case on July 25, 2019, the first seeking to dismiss Hillman Group's complaint under Rule 12(b)(3) of the Federal Rules of Civil Procedure for improper venue, or in the alternative, to move the case from Marshall, Texas to the Southern District of New York. KeyMe’s second motion seeks to transfer the venue of the case from Texas to New York under 28 U.S.C. § 1404. Subsequently, Hillman Group filed a motion on September 4, 2019 to disqualify KeyMe's counsel Cooley LLP from the litigation due to Cooley's concurrent and prior representation of Hillman Group and predecessor-in-interest MinuteKey Holdings, Inc ("MinuteKey"). Hillman Group served its initial infringement contentions for the patents-in-suit on KeyMe on September 6, 2019, and KeyMe served its initial invalidity and unenforceability contentions for the patents-in-suit on Hillman Group on November 15, 2019. The parties filed a joint claim construction statement with the Court on January 31, 2020, setting forth the disputed constructions of terms and phrases recited in the asserted claims of the patents-in-suit. On February 14, 2020, the Court granted Hillman Group’s motion to disqualify Cooley LLP, and denied KeyMe’s pending venue-related motion to dismiss and motion to transfer without prejudice to refiling. The case was stayed until March 30, 2020 to permit KeyMe to retain new legal counsel. The parties filed a joint status report on March 25, 2020, and on March 27, 2020, the Texas Court set a new case schedule with a trial in early December 2020. On April 14, 2020, KeyMe re-filed a single motion to dismiss for improper venue, or in the alternative, to transfer the case to the Southern District of New York. After an oral hearing held on September 30, 2020, the Texas Court denied KeyMe’s motion to dismiss on November 13, 2020.
The Texas Court conducted a claim construction hearing in Marshall, TX, on June 23, 2020 to construe various disputed claim terms of the three patents-in-suit, and issued a claim construction order on July 2, 2020. On August 31, 2020, KeyMe filed two motions for partial summary judgment on portions of the case, and also filed a motion objecting to portions of the testimony of one of Hillman Group’s technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied KeyMe's motion to exclude expert testimony and KeyMe's motion for summary judgement of no willful infringement in full. KeyMe's motion for summary judgement of non-infringement relating to U.S. Patent No. 10,400,474 was granted in-part and denied in-part; Hillman Group was permitted to proceed with a theory of infringement under the doctrine of equivalents at trial.
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
On January 25, 2021, KeyMe filed a second summary judgement motion for a judgement of no willful infringement, and also filed another motion objecting to portions of the testimony of one of Hillman Group's technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied both of KeyMe's motions in full.
On September 9, 2020, the parties conducted a mediation before Ret. District Judge David Folsom of the U.S. District Court of the Eastern District of Texas. Though substantive discussion took place, no agreement on resolution of the litigation was reached.
A jury trial was held in the Texas case from April 5-12, 2021 in Marshall, Texas. On April 12, 2021, the jury returned a verdict that KeyMe did not infringe any of the six asserted patents, and several of the asserted claims were invalid. Final judgment was entered on April 13, 2021. Hillman Group disagrees with the verdict and is considering all legal options, including appeal of the case to the United States Court of Appeals for the Federal Circuit in Washington, D.C.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman Group’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman Group’s KeyHero system. KeyMe seeks damages and injunctive relief against Hillman Group. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. On May 4, 2020, the Delaware Court entered a scheduling order setting trial for November 2021. KeyMe served its initial infringement contentions on June 11, 2020, with Hillman Group serving its initial invalidity contentions on July 16, 2020. The Delaware Court held a claim construction hearing on November 24, 2020, and issued its claim construction order on January 25, 2021. Fact discovery closed in the Delaware case on January 28, 2021. KeyMe served its final infringement contentions on January 4, 2021; Hillman Group served its final invalidity contentions on January 18, 2021. Expert discovery closed on April 8, 2021.
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

6. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $126 for the thirteen weeks ended March 27, 2021, and $125 for the thirteen weeks ended March 28, 2020.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 for the thirteen weeks ended March 27, 2021 and was $87 for the thirteen weeks ended March 28, 2020.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen weeks ended March 27, 2021, the effective income tax rate was 42.6%. The Company recorded an income tax benefit for the thirteen weeks ended March 27, 2021 of $6,653. The effective tax rate for the thirteen weeks ended March 27, 2021 was the result of an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, non-deductible transaction expenses, and non-deductible stock compensation.

For the thirteen weeks ended March 28, 2020, the effective income tax rate was 22.3%. The Company recorded an income tax benefit for the thirteen weeks ended March 28, 2020 of $4,237. The effective tax rate for the thirteen weeks ended March 28, 2020 was the result of state and foreign income taxes, and non-deductible stock compensation expenses.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provided a stimulus package intended to address the impact of the COVID-19 pandemic on the American economy and provided tax relief for businesses. The Company analyzed the available stimulus provisions and recognized certain benefits including the deferral of payroll taxes, accelerated Alternative Minimum Tax income tax refunds, and increased business interest deductions.

8. Restructuring

Canada Restructuring

During 2018, the Company initiated plans to restructure the operations of the Canada segment. The restructuring seeks to streamline operations in the greater Toronto area by consolidating facilities, exiting certain lines of business, and rationalizing stock keeping units (“SKUs”). The intended result of the Canada restructuring will be a more streamlined and scalable operation focused on delivering optimal service and a broad offering of products across the Company's core categories. The Company expects restructuring activities to be completed in 2021. The following is a summary of the charges incurred:

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Facility consolidation (1)
Labor expenses	$—	$279
Consulting and legal fees	—	48
Other expenses	5	717
Rent and related charges	—	639
Severance	30	49
Total	$35	$1,732

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following represents the roll forward of Canada restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$1,121
Restructuring Charges	707
Cash Paid	(1,519)
Balance as of December 26, 2020	$309
Restructuring Charges	30
Cash Paid	(170)
Balance as of March 27, 2021	$169
United States Restructuring

During fiscal 2019, the Company began implementing a plan to restructure the management and operations within the United States to achieve synergies and cost savings associated with the Company's acquisition activities. This restructuring includes management realignment, integration of sales and operating functions, and strategic review of the Company's product offerings. This plan was finalized during the fourth quarter of fiscal 2019. The Company incurred additional charges in fiscal 2020 and 2021 related to the consolidation of two of our distribution centers. Charges incurred in part of the United States Restructuring Plan included:

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Management realignment & integration
Severance	$74	$131
Total	$74	$131

The following represents the roll forward of United States restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$3,286
Restructuring Charges	1,789
Cash Paid	(4,250)
Balance as of December 26, 2020	$825
Restructuring Charges	74
Cash Paid	(290)
Balance as of March 27, 2021	$609

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long Term Debt:

The following table summarizes the Company’s debt:

	March 27, 2021	December 26, 2020
Revolving loans	$120,000	$72,000
Senior term loan, due 2025	1,034,392	1,037,044
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	1,838	2,044
	1,594,934	1,549,792
Unamortized premium on 11.6% Junior Subordinated Debentures	14,187	14,591
Unamortized discount on Senior term loan	(6,157)	(6,532)
Current portion of long term debt, capital leases and finance leases	(11,442)	(11,481)
Deferred financing fees	(10,064)	(10,862)
Total long term debt, net	$1,581,458	$1,535,508

As of March 27, 2021, there was $1,034,392 outstanding under the 2018 Term Loan. As of March 27, 2021, the Company had $120,000 outstanding under the ABL Revolver along with $25,908 of letters of credit. The Company has approximately $104,092 of available borrowings under the ABL Revolver as a source of liquidity.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

10. Leases

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

The components of operating and finance lease cost for the thirteen weeks ended March 27, 2021 and thirteen weeks ended March 28, 2020 were as follows:

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Operating lease cost	$5,094	$4,747
Short term lease costs	887	520
Variable lease costs	303	181
Finance lease cost:
Amortization of right of use assets	215	202
Interest on lease liabilities	34	36

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Rent expense totaled $6,284 and $5,448 in the thirteen weeks ended March 27, 2021 and thirteen weeks ended March 28, 2020, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating and finance leases were as follows as of March 27, 2021 and December 26, 2020:

	March 27, 2021		December 26, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.15	2.44	7.19	2.61
Weighted average discount rate	8.70%	7.14%	8.28%	7.14%

Supplemental balance sheet information related to the Company's finance leases was as follows as of March 27, 2021 and December 26, 2020:

	March 27, 2021	December 26, 2020
Finance lease assets, net, included in property plant and equipment	$1,727	$1,919

Current portion of long-term debt	833	872
Long-term debt, less current portion	1,005	1,172
Total principal payable on finance leases	1,838	2,044

Supplemental cash flow information related to the Company's operating leases was as follows for the thirteen weeks ended March 27, 2021 and thirteen weeks ended March 28, 2020:

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,907	$4,621
Operating cash outflow from finance leases	35	36
Financing cash outflow from finance leases	227	206

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Maturities of our lease liabilities for all operating and finance leases are as follows as of March 27, 2021:

	Operating Leases	Finance Leases
Less than one year	$18,006	$941
1 to 2 years	16,093	646
2 to 3 years	13,982	387
3 to 4 years	13,711	40
4 to 5 years	13,018	—
After 5 years	35,646	—
Total future minimum rental commitments	110,456	2,014
Less - amounts representing interest	(28,509)	(176)
Present value of lease liabilities	$81,947	$1,838
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
The fair value of the 2018 Swap 1 was $415 as of March 27, 2021 and it was reported on the Condensed Consolidated Balance Sheets within other accrued expenses. The fair value of the 2018 Swap 2 was $3,105 as of March 27, 2021 and it was reported on the Condensed Consolidated Balance Sheets within other non-current liabilities. A decrease in other expense was recorded in the Statement of Comprehensive Loss for the favorable change of $673 in fair value since December 26, 2020.
The fair value of 2018 Swap 1 was $709  as of December 26, 2020 and is reported within other accrued expenses. The fair value of 2018 Swap 2 was $3,484 as of December 26, 2020 and is reported within other non-current liabilities.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 27, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,448	$—	$—	$1,448
Interest rate swaps	—	(3,520)	—	(3,520)
Contingent consideration payable	—	—	(14,197)	(14,197)

	As of December 26, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(4,193)	—	(4,193)
Contingent consideration payable	—	—	(14,197)	(14,197)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of March 27, 2021 and December 26, 2020, the 2018 Swap 1 was recorded within other accrued expenses and the 2018 Swap 2 was recorded within other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of March 27, 2021, the total contingent consideration was recorded as $417 of other accrued expenses and $13,780 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of December 26, 2020, the total contingent consideration was recorded as $417 of other accrued expenses and $13,780 in other non-current liabilities on the Condensed Consolidated Balance Sheets. There were no material updates to the Monte Carlo analysis projections applicable to the liability valuation as of March 27, 2021 compared to December 26, 2020.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of March 27, 2021 and December 26, 2020 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	March 27, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$328,611	$330,413	$328,333	$327,525
Junior Subordinated Debentures	122,891	113,344	123,295	128,022

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the Condensed Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 27, 2021 and December 26, 2020 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 27, 2021 and December 26, 2020 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

13. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of March 27, 2021: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen weeks ended March 27, 2021 and thirteen weeks ended March 28, 2020.

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Revenues
Hardware and Protective Solutions	$250,929	$213,176
Robotics and Digital Solutions	55,879	56,308
Canada	34,473	26,352
Total revenues	$341,281	$295,836
Segment income (loss) from operations
Hardware and Protective Solutions	$6,050	$8,853
Robotics and Digital Solutions	154	5,896
Canada	(424)	(5,303)
Total income from operations	$5,780	$9,446

14. Subsequent Events:

On April 16, 2021, the Company completed the acquisition of OZCO Building Products ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $43,500. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35,000 of incremental term loan funds to be used to finance the acquisition.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2020; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

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

On January 24, 2021, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. ("Landcadia"), a special purpose acquisition company ("SPAC") entered into an agreement ("Merger Agreement") whereby the Parent would become a wholly owned subsidiary of Landcadia for the consideration of $911.3 million upon approval of the Landcadia shareholders shareholders and will be accounted for as a reverse acquisition resulting in a recapitalization of HMan Group Holdings. Consideration would be a combination of roll-over equity by current Company shareholders, new share purchases by Landcadia SPAC participants, cash from a new credit agreement and refinancing of existing credit facilities of the Company. A full description of the proposed acquisition terms may be found in the Landcadia Proxy Statement dated March 19, 2021 (the “Proxy”) filed with the United States Securities and Exchange Commission (“SEC”), which is available on www.sec.gov.

In March 2021 the Company successfully completed the syndication of $1.185 billion in new term loan commitments in a four times oversubscribed transaction. The term loans will be used in connection with and contingent upon the Company's planned merger with Landcadia Holdings III, Inc. (“Landcadia III”), a publicly-traded special purpose acquisition company, to repay all existing outstanding indebtedness. In addition, the financing includes a $250 million, five-year asset-based revolving credit facility, also contingent on closing of the merger with Landcadia III. Through the merger, refinancing and related transactions, the Company will simplify its capital structure and substantially lower expected total cash interest costs.

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

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen weeks ended March 27, 2021 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2021. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen weeks ended March 27, 2021, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill, indefinite-lived intangible assets and definite lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 1.7% in 2019, declined by 6.5% in 2020, and had no material change during the thirteen weeks ended March 27, 2021. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 0.2% in 2019, declined by 7.9% in 2020, and increased by 1.6% during the thirteen weeks ended March 27, 2021.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 4.1% in 2019, declined by 1.9% in 2020, and declined by 2.0% during the thirteen weeks ended March 27, 2021. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020.

Thirteen weeks ended March 27, 2021 vs the Thirteen weeks ended March 28, 2020

	Thirteen Weeks Ended March 27, 2021		Thirteen Weeks Ended March 28, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$341,281	100.0%	$295,836	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	201,298	59.0%	166,411	56.3%
Selling, general and administrative expenses	103,179	30.2%	89,753	30.3%
Depreciation	16,341	4.8%	17,517	5.9%
Amortization	14,909	4.4%	14,848	5.0%
Other (income) expense	(226)	(0.1)%	(2,139)	(0.7)%
Income from operations	5,780	1.7%	9,446	3.2%
Interest expense, net of investment income	22,076	6.5%	26,237	8.9%
Mark-to-market adjustment of interest rate swap	(673)	(0.2)%	2,250	0.8%
Income (loss) before income taxes	(15,623)	(4.6)%	(19,041)	(6.4)%
Income tax expense (benefit)	(6,653)	(1.9)%	(4,237)	(1.4)%
Net income (loss)	$(8,970)	(2.6)%	$(14,804)	(5.0)%

Adjusted EBITDA(1)	$47,806	14.0%	$41,521	14.0%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Net Sales
Net sales for the first quarter of 2021 were $341.3 million, an increase of approximately $45.4 million compared to net sales of $295.8 million for the first quarter of 2020. Sales of personal protective equipment increased by $21.5 million due to high demand for gloves and face masks. Sales of hardware products increased by $16.2 million driven by strong retail demand. Sales in Canada increased $8.1 million primarily driven by strong demand with big box retailers. These increases were offset by a decrease of $1.3 million in key sales. Key sales were negatively impacted by continued restricted access to key duplicating kiosks and retail key duplication services as a result of COVID-19. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key machines.
Cost of Sales
Our cost of sales was $201.3 million, or 59.0% of net sales, in the first quarter of 2021, an increase of approximately $34.9 million compared to $166.4 million, or 56.3% of net sales, in the first quarter of 2020. The increase of 2.7% in cost of sales, expressed as a percent of net sales, in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to a higher mix of personal protective equipment and construction fastener products and a lower mix of keys.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $103.2 million in the thirteen weeks ended March 27, 2021, an increase of approximately $13.4 million, compared to $89.8 million in the thirteen weeks ended March 28, 2020. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $37.4 million in the first quarter of 2021, an increase of $0.4 million compared to $37.0 million in the first quarter of 2020. The increase in selling expense was primarily due to increased variable and incentive compensation partially offset by lower marketing, travel and entertainment expense in the first quarter of 2021.

•Warehouse and delivery expenses were $40.2 million in the first quarter of 2021, an increase of $4.7 million compared to $35.5 million in the first quarter of 2020. The additional expense was primarily driven by higher sales volume and inflation.

•General and administrative (“G&A”) expenses were $25.5 million in the first quarter of 2021, an increase of $8.2 million compared to $17.3 million in the first quarter of 2020. In the first quarter of 2021 we incurred $8.8 million of legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our ongoing litigation with KeyMe (see Note 5 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).

Depreciation expense was $16.3 million in the first quarter of 2021 compared to depreciation expense of $17.5 million in the first quarter of 2020. Amortization expense was $14.9 million in the first quarter of 2021 which was comparable to the first quarter of 2020.

Other income was $0.2 million in the first quarter of 2021 compared to other income of $2.1 million in the first quarter of 2020. In the first quarter of 2021 other income consisted primarily of exchange rate gains of $0.3 million. Other income in the first quarter of 2020 was comprised primarily of a $4.4 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 12 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) partially offset by exchange rate losses of $1.8 million.

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Hardware and Protective Solutions
Revenues	$250,929	$213,176
Segment income from operations	6,050	8,853
Adjusted EBITDA(1)	29,032	25,662
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended March 27, 2021 vs the Thirteen weeks ended March 28, 2020
Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $37.8 million in thirteen weeks ended March 27, 2021 to $250.9 million as compared to $213.2 million in the thirteen weeks ended March 28, 2020. Sales of personal protective equipment increased by $21.5 million due to high demand for gloves and face masks. Sales of hardware products increased by $16.2 million driven by strong retail demand.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $2.8 million in the thirteen weeks ended March 27, 2021 to $6.1 million as compared to $8.9 million in the thirteen weeks ended March 28, 2020. The decrease was driven by increased expenses which offset the increased sales.

•Driven primarily by the increased sales, cost of good sold increased by approximately $30.3 million in the thirteen weeks ended March 27, 2021 to $160.4 million as compared to $130.1 million in the thirteen weeks ended March 28,

2020. Cost of sales as a percentage of net sales was 63.9% in the thirteen weeks ended March 27, 2021, an increase of 2.9% from 61.0% in the thirteen weeks ended March 28, 2020. The increase in cost of sales as a percentage of net sales was primarily driven the higher mix of sales of construction fastener products and personal protective products in the thirteen weeks ended March 27, 2021.
•Warehouse expense increased $5.7 million in the thirteen weeks ended March 27, 2021 compared to the thirteen weeks ended March 28, 2020. The additional expense was primarily driven by higher sales volume and inflation.
•G&A expense increased $4.8 million in the thirteen weeks ended March 27, 2021 compared to the thirteen weeks ended March 28, 2020. The additional expense was primarily due to increased legal and consulting expense associated with the pending merger with Landcadia.

Robotics and Digital Solutions

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Robotics and Digital Solutions
Revenues	$55,879	$56,308
Segment income from operations	154	5,896
Adjusted EBITDA(1)	17,417	17,570
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended March 27, 2021 vs the Thirteen weeks ended March 28, 2020
Net Sales

Net sales in our Robotics and Digital Solutions operating segment decreased by $0.4 million in the thirteen weeks ended March 27, 2021 to $55.9 million as compared to $56.3 million in the thirteen weeks ended March 28, 2020. The lower sales were primarily due to a decrease of $1.3 million in keys sales partially offset by an increase of $0.9 million in engraving sales. Key sales in the first quarter of 2021 continue to be negatively impacted by restricted access to retail key duplication services as a result of COVID-19 in certain markets. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating services.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment decreased by approximately $5.7 million in the thirteen weeks ended March 27, 2021 to $0.2 million as compared to $5.9 million in the thirteen weeks ended March 28, 2020. The decrease was primarily due to increased legal fees and the gain on the revaluation of contingent consideration included in other in come in the thirteen weeks ended March 27, 2021. In the first quarter of 2020 we recorded a gain of $4.4 million related to the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 12 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In the first quarter of 2021, the contingent consideration revaluation adjustment was immaterial.

Canada

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Canada
Revenues	$34,473	$26,352
Segment income (loss) from operations	(424)	(5,303)
Adjusted EBITDA(1)	1,357	(1,711)
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended March 27, 2021 vs the Thirteen weeks ended March 28, 2020
Net Sales

Net sales in our Canada operating segment increased by $8.1 million in the thirteen weeks ended March 27, 2021 to $34.5 million as compared to $26.4 million in the thirteen weeks ended March 28, 2020. The increase was primarily due to strong demand with big box retailers.

Income from Operations

Loss from operations of our Canada operating segment increased by approximately $4.9 million in the thirteen weeks ended March 27, 2021 to $0.4 million as compared to a loss of $5.3 million in the thirteen weeks ended March 28, 2020. The increase in sales and exchange rate gains drove the increase from prior year. Other income in the thirteen weeks ended March 27, 2021 consisted primarily of $0.2 million of exchange rate gains. Other income in the thirteen weeks ended March 28, 2020 consisted primarily of $1.3 million of exchange rate losses.

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended March 27, 2021	Thirteen Weeks Ended March 28, 2020
Net loss	$(8,970)	$(14,804)
Income tax benefit	(6,653)	(4,237)
Interest expense, net	19,019	23,180
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)
Depreciation	16,341	17,517
Amortization	14,909	14,848
Mark-to-market adjustment on interest rate swaps	(673)	2,250
EBITDA	$37,030	$41,811

Stock compensation expense	1,741	1,145
Management fees	126	125
Restructuring (1)	109	1,730
Litigation expense (2)	3,960	781
Acquisition and integration expense (3)	4,840	329
Change in fair value of contingent consideration	—	(4,400)
Adjusted EBITDA	$47,806	$41,521

(1)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions (see Note 8 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information). Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(2)Litigation expense includes legal fees associated with our ongoing litigation with KeyMe, Inc. (see Note 5 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to the pending merger along with historical acquisitions.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended March 27, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$6,050	$154	$(424)	$5,780
Depreciation and amortization	17,123	12,381	1,746	31,250

Stock compensation expense	1,504	237	—	1,741
Management fees	109	17	—	126
Restructuring	64	10	35	109
Litigation expense	—	3,960	—	3,960
Acquisition and integration expense	4,182	658	—	4,840
Adjusted EBITDA	$29,032	$17,417	$1,357	$47,806

Thirteen weeks ended March 28, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$8,853	$5,896	$(5,303)	$9,446
Depreciation and amortization	16,854	13,649	1,862	32,365

Stock compensation expense	951	194	—	1,145
Management fees	104	21	—	125
Restructuring	—	—	1,730	1,730
Litigation expense	—	781	—	781
Acquisition and integration expense	134	195	—	329
Change in fair value of contingent consideration	—	(4,400)	—	(4,400)
Corporate and intersegment adjustments	(1,234)	1,234	—	—
Adjusted EBITDA	$25,662	$17,570	$(1,711)	$41,521

Income Taxes

In the thirteen weeks ended March 27, 2021, we recorded an income tax benefit of $6.7 million on a pre-tax loss of $15.6 million. The effective income tax rate was 42.6% for the thirteen weeks ended March 27, 2021.

The effective rate differed from the federal statutory rate due to an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, and non-deductible stock compensation expenses.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provided substantial stimulus and assistance intended to address the impact of the COVID-19 pandemic, and among other things, provides tax relief for businesses. The Company analyzed the available benefits provided with the CARES Act and utilized the 50% limitation of Adjusted Taxable Income for Section 163(j), payroll tax deferrals, and accelerated refund from prior year alternative minimum tax credits.

In the thirteen weeks ended March 28, 2020, we recorded an income tax benefit of $4.2 million on a pre-tax loss of $19.0 million. The effective income tax rate was 22.3% for the thirteen weeks ended March 28, 2020.

The effective income tax rate differed from the federal statutory tax rate in the thirteen weeks ended March 28, 2020 primarily due to state and foreign income taxes, and certain non-deductible expenses including non-deductible stock compensation expenses.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used by operating activities for the thirteen weeks ended March 27, 2021 was $45.4 million as compared to $17.6 million in the comparable prior year period. Operating cash flows for the thirteen weeks ended March 27, 2021 were unfavorably impacted by increased inventory for the spring and summer busy season and new business wins. Operating cash flows for the thirteen weeks ended March 28, 2020 were unfavorably impacted by the increase in accounts receivable due to higher sales.
Net cash used by investing activities was $9.1 million and $16.2 million for the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020, respectively. The primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $46.8 million for the thirteen weeks ended March 27, 2021. Our revolver draws, net of repayments, provided cash of $48.0 million in the thirteen weeks ended March 27, 2021. Additionally, we used cash to pay $2.7 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the thirteen weeks ended March 27, 2021 the Company received $1.6 million on the exercise of stock options.

Net cash provided by financing activities was $31.6 million for the thirteen weeks ended March 28, 2020. Revolver repayments were $34.5 million, net of draws, in the thirteen weeks ended March 28, 2020. Additionally, we used cash to pay $2.7 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $298.3 million as of March 27, 2021 represents an increase of $56.5 million from the December 26, 2020 level of $241.8 million. Because COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 27, 2021, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 26, 2020, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 26, 2020.

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
Based on our exposure to variable rate borrowings at March 27, 2021, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.0 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $164.8 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of March 27, 2021. The foreign subsidiaries net tangible assets were $64.7 million and the net intangible assets were $100.1 million as of March 27, 2021.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11 - Derivatives and Hedging of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 27, 2021, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the valuation allowance against deferred income taxes. The material weakness resulted in material errors in the application of certain provisions of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) related to the IRC §163(j) interest limitation (Interest Limitation). This material weakness resulted in material errors in our income tax benefit and deferred tax liabilities that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 28, 2019 and December 29, 2018. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the thirteen weeks ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our condensed consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2020.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.

Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021 filed with the Securities and Exchange Commission on May 11, 2021, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 27, 2021 and December 26, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 27, 2021 and the thirteen weeks ended March 28, 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 11, 2021