Form 10-Q
period 2021-06-26
HILLMAN COMPANIES INC
filed 2021-07-29
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
OR
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
On July 29, 2021, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,837 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per share amounts)

	June 26, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16,255	$21,520
Accounts receivable, net of allowances of $2,586 ($2,395 - 2020)	146,865	121,228
Inventories, net	482,645	391,679
Other current assets	22,125	19,280
Total current assets	667,890	553,707
Property and equipment, net of accumulated depreciation of $260,692 ($236,031 - 2020)	174,466	182,674
Goodwill	826,969	816,200
Other intangibles, net of accumulated amortization of $322,230 ($291,434 - 2020)	826,949	825,966
Operating lease right of use assets	85,312	76,820
Deferred tax assets	2,728	2,075
Other assets	12,739	11,176
Total assets	$2,597,053	$2,468,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,618	$201,461
Current portion of debt and capital leases	11,442	11,481
Current portion of operating lease liabilities	11,838	12,168
Accrued expenses:
Salaries and wages	16,738	29,800
Pricing allowances	7,636	6,422
Income and other taxes	2,647	5,986
Interest	13,550	12,988
Other accrued expenses	33,935	31,605
Total current liabilities	327,404	311,911
Long term debt	1,651,476	1,535,508
Deferred tax liabilities	151,970	156,118
Operating lease liabilities	78,204	68,934
Other non-current liabilities	24,154	31,560
Total liabilities	$2,233,208	$2,104,031
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.01 par, 5,000 shares authorized, none issued or outstanding at June 26, 2021 and December 26, 2020	—	—
Common stock, $0.01 par, 5,000 shares authorized, issued and outstanding at June 26, 2021 and December 26, 2020	—	—
Additional paid-in capital	571,122	565,824
Accumulated deficit	(184,204)	(171,849)
Accumulated other comprehensive loss	(23,073)	(29,388)
Total stockholders' equity	363,845	364,587
Total liabilities and stockholders' equity	$2,597,053	$2,468,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Net sales	$375,715	$346,710	$716,996	$642,546
Cost of sales (exclusive of depreciation and amortization shown separately below)	215,967	196,402	417,265	362,813
Selling, general and administrative expenses	111,662	94,970	214,841	184,723
Depreciation	15,270	17,230	31,611	34,747
Amortization	15,414	14,865	30,323	29,713
Management fees to related party	88	196	214	321
Other (income) expense	(2,195)	2,319	(2,547)	55
Income from operations	19,509	20,728	25,289	30,174
Interest expense, net	19,159	23,878	38,178	47,058
Interest expense on junior subordinated debentures	3,152	3,184	6,304	6,336
(Gain) loss on mark-to-market adjustment of interest rate swap	(751)	(308)	(1,424)	1,942
Investment income on trust common securities	(94)	(94)	(189)	(189)
Loss before income taxes	(1,957)	(5,932)	(17,580)	(24,973)
Income tax provision (benefit)	1,428	(895)	(5,225)	(5,132)
Net loss	$(3,385)	$(5,037)	$(12,355)	$(19,841)
Net loss from above	$(3,385)	$(5,037)	$(12,355)	$(19,841)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,842	3,643	6,315	(7,570)
Total other comprehensive income (loss)	3,842	3,643	6,315	(7,570)
Comprehensive income (loss)	$457	$(1,394)	$(6,040)	$(27,411)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Cash flows from operating activities:
Net loss	$(12,355)	$(19,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,934	64,460
Deferred income taxes	(4,709)	(4,771)
Deferred financing and original issue discount amortization	1,800	1,879
Stock-based compensation expense	3,537	2,669
Asset impairment	—	210
(Gain) on disposal of property and equipment	—	(337)
Change in fair value of contingent consideration	(1,212)	(1,300)
Other non-cash interest and change in value of interest rate swap	(1,424)	1,942
Changes in operating items:
Accounts receivable	(23,547)	(61,318)
Inventories	(73,049)	592
Other assets	(15,786)	1,307
Accounts payable	22,443	4,475
Other accrued liabilities	(17,471)	21,690
Net cash provided by (used for) operating activities	(59,839)	11,657
Cash flows from investing activities:
Acquisition of business, net of cash received	(39,102)	(800)
Capital expenditures	(22,684)	(22,196)
Net cash used for investing activities	(61,786)	(22,996)
Cash flows from financing activities:
Repayments of senior term loans	(5,304)	(5,304)
Borrowings on senior term loans	35,000	—
Financing fees	(1,027)	—
Borrowings on revolving credit loans	128,000	66,000
Repayments of revolving credit loans	(42,000)	(50,000)
Principal payments under finance and capitalized lease obligations	(460)	(411)
Proceeds from exercise of stock options	1,761	—
Net cash provided by financing activities	115,970	10,285
Effect of exchange rate changes on cash	390	(315)
Net decrease in cash and cash equivalents	(5,265)	(1,369)
Cash and cash equivalents at beginning of period	21,520	19,973
Cash and cash equivalents at end of period	$16,255	$18,604
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures, net	$6,115	$4,076
Interest paid	34,439	33,922
Income taxes paid	1,740	100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in-capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Twenty-six weeks ended June 26, 2021
Balance at December 26, 2020	$—	$565,824	$(171,849)	$(29,388)	$364,587
Net Loss	—	—	(8,970)	—	(8,970)
Stock-based compensation	—	1,741	—	—	1,741
Proceeds from exercise of stock options	—	1,643	—	—	1,643
Change in cumulative foreign currency translation adjustment	—	—	—	2,473	2,473
Balance at March 27, 2021	$—	$569,208	$(180,819)	$(26,915)	$361,474
Net Loss	—	—	(3,385)	—	(3,385)
Stock-based compensation	—	1,796	—	—	1,796
Proceeds from exercise of stock options	—	118	—	—	118
Change in cumulative foreign currency translation adjustment	—	—	—	3,842	3,842
Balance at June 26, 2021	$—	$571,122	$(184,204)	$(23,073)	$363,845

Twenty-six weeks ended June 27, 2020
Balance at December 28, 2019	$—	$553,359	$(147,350)	$(32,040)	$373,969
Net Loss	—	—	(14,804)	—	(14,804)
Stock-based compensation	—	1,145	—	—	1,145
Change in cumulative foreign currency translation adjustment	—	—	—	(11,213)	(11,213)
Balance at March 28, 2020	$—	$554,504	$(162,154)	$(43,253)	$349,097
Net Loss	—	—	(5,037)	—	(5,037)
Stock-based compensation	—	1,524	—	—	1,524
Change in cumulative foreign currency translation adjustment	—	—	—	3,643	3,643
Balance at June 27, 2020	$—	$556,028	$(167,191)	$(39,610)	$349,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”) for the twenty-six weeks ended June 26, 2021. Unless the context requires otherwise, references to "Hillman," "we," "us," "our," or "our Company" refer to The Hillman Companies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Hillman Companies, Inc. is a wholly-owned subsidiary of HMAN Intermediate II Holdings Corp., and a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Holdco”).

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 26, 2021 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 26, 2020.

On July 14, 2021, subsequent to quarter end, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, and as it may be further amended or supplemented from time to time, the “Merger Agreement”). In accordance with the terms and subject to the conditions set forth in the Merger Agreement, Landcadia paid aggregate consideration in the form of New Hillman common stock calculated as described herein and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of Class B common stock of Landcadia, valued at $10.00 per share, that TJF, LLC (“TJF Sponsor”) and Jefferies Financial Group Inc., (“JFG Sponsor” and, together with TJF Sponsor, the “Sponsors”) agreed to forfeit at the Closing.

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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 26, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended June 26, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

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
The following table displays our disaggregated revenue by product category:

	Thirteen weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$201,208	$—	$45,826	$247,034
Personal Protective	61,921	—	178	62,099
Keys and Key Accessories	—	50,289	206	50,495
Engraving	—	16,004	25	16,029
Resharp	—	58	—	58
Consolidated	$263,129	$66,351	$46,235	$375,715

	Thirteen weeks ended June 27, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$190,572	$—	$34,726	$225,298
Personal Protective	78,927	—	66	78,993
Keys and Key Accessories	—	30,649	220	30,869
Engraving	—	11,542	1	11,543
Resharp	—	7	—	7
Consolidated	$269,499	$42,198	$35,013	$346,710

	Twenty-six weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$367,810	$—	$79,917	$447,727
Personal Protective	146,248	—	191	146,439
Keys and Key Accessories	—	92,383	567	92,950
Engraving	—	29,782	33	29,815
Resharp	—	65	—	65
Consolidated	$514,058	$122,230	$80,708	$716,996

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 27, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
Fastening and Hardware	$340,956	$—	$60,047	$401,003
Personal Protective	141,720	—	66	141,786
Keys and Key Accessories	—	74,027	1,249	75,276
Engraving	—	24,461	3	24,464
Resharp	—	17	—	17
Consolidated	$482,676	$98,505	$61,365	$642,546

The following table disaggregates our revenue by geographic location:

	Thirteen weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$257,742	$65,739	$—	$323,481
Canada	2,050	612	46,235	48,897
Mexico	3,337	—	—	3,337
Consolidated	$263,129	$66,351	$46,235	$375,715

	Thirteen weeks ended June 27, 2020
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$265,702	$41,837	$—	$307,539
Canada	1,272	361	35,013	36,646
Mexico	2,525	—	—	2,525
Consolidated	$269,499	$42,198	$35,013	$346,710

	Twenty-six weeks ended June 26, 2021
	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Total Revenue
United States	$504,539	$121,039	$—	$625,578
Canada	3,279	1,191	80,708	85,178
Mexico	6,240	—	—	6,240
Consolidated	$514,058	$122,230	$80,708	$716,996

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Twenty-six weeks ended June 27, 2020
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

3. Recent Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU refine the scope of ASC 848 and clarifies some of its guidance as it relates to recent rate reform activities.The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating contracts and the optional expedients provided by the new standard.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020. The Company adopted this standard during fiscal 2021 and the adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

4. Acquisitions:

On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39,102. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. OZCO has business operations throughout North America and its financial results reside in the Company's Hardware and Protective Solutions reportable segment.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the preliminary total purchase price of OZCO:

Accounts receivable	$1,143
Inventory	3,564
Other current assets	24
Property and equipment	595
Goodwill	9,450
Customer relationships	23,500
Trade names	2,600
Technology	4,000
Total assets acquired	44,876
Less:
Liabilities assumed	(5,774)
Total purchase price	$39,102

Pro forma financial information has not been presented for OZCO as their associated financial results are insignificant to the financial results of the Company on a standalone basis.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Goodwill and Other Intangible Assets:
Goodwill amounts by reportable segment are summarized as follows:

	Goodwill at	Acquisitions (1)	Dispositions	Other (2)	Goodwill at
	December 26, 2020				June 26, 2021
Hardware and Protective Solutions	$565,578	$9,450	$—	$13	$575,041
Robotics and Digital Solutions	220,936	—	—	—	220,936
Canada	29,686	—	—	1,306	30,992
Total	$816,200	$9,450	$—	$1,319	$826,969

(1)See Note 4 - Acquisitions for additional information regarding the OZCO acquisition.
(2)The "Other" change to goodwill relates to adjustments resulting from fluctuations in foreign currency exchange rates for the Canada and Mexico reporting units.
Other intangibles, net, as of June 26, 2021 and December 26, 2020 consist of the following:

	Estimated Useful Life (Years)			June 26, 2021	December 26, 2020
Customer relationships	13	-	20	$966,515	$941,648
Trademarks - Indefinite	Indefinite			85,890	85,603
Trademarks - Other	7	-	15	29,000	26,400
Technology and patents	7	-	12	67,774	63,749
Intangible assets, gross				1,149,179	1,117,400
Less: Accumulated amortization				322,230	291,434
Other intangibles, net				$826,949	$825,966
The amortization expense for amortizable assets, including the adjustments resulting from fluctuations in foreign currency exchange rates for the thirteen and twenty-six weeks ended June 26, 2021 was $15,414 and $30,323, respectively. Amortization expense for the thirteen and twenty-six weeks ended June 27, 2020 was $14,865 and $29,713, respectively.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter. Impairment is also tested when events or changes in circumstances indicate that the carrying values of the assets may be greater than their fair values. During the thirteen and twenty-six weeks ended June 26, 2021 and the thirteen and twenty-six weeks ended June 27, 2020, the Company did not identify any triggering events that would result in an impairment analysis outside of the annual assessment.

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive and workers' compensation losses up to $250 per occurrence. General liability losses are self-insured up to $500 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $60,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,520 recorded for such risks is adequate as of June 26, 2021.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
As of June 26, 2021, the Company has provided certain vendors and insurers letters of credit aggregating $27,908 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.

The Company self-insures group health claims up to an annual stop loss limit of $250 per participant. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,300 recorded for such risks is adequate as of June 26, 2021.
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
The Texas Court conducted a claim construction hearing in Marshall, TX, on June 23, 2020 to construe various disputed claim terms of the three patents-in-suit, and issued a claim construction order on July 2, 2020. On August 31, 2020, KeyMe filed two motions for partial summary judgment on portions of the case, and also filed a motion objecting to portions of the testimony of one of Hillman Group’s technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied KeyMe's motion to exclude expert testimony and KeyMe's motion for summary judgment of no willful infringement in full. KeyMe's motion for summary judgment of non-infringement relating to U.S. Patent No. 10,400,474 was granted in-part and denied in-part; Hillman Group was permitted to proceed with a theory of infringement under the doctrine of equivalents at trial.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
On January 25, 2021, KeyMe filed a second summary judgment motion for a judgment of no willful infringement, and also filed another motion objecting to portions of the testimony of one of Hillman Group's technical expert witnesses. At a pretrial conference held March 23, 2021, the Texas Court denied both of KeyMe's motions in full.
On September 9, 2020, the parties conducted a mediation before Ret. District Judge David Folsom of the U.S. District Court of the Eastern District of Texas. Though substantive discussion took place, no agreement on resolution of the litigation was reached.
A jury trial was held in the Texas case from April 5-12, 2021 in Marshall, Texas. On April 12, 2021, the jury returned a verdict that KeyMe did not infringe any of the six asserted patents, and several of the asserted claims were invalid. Final judgment was entered on April 13, 2021. Both parties filed renewed motions for judgment as a matter of law on issues they did not prevail on at trial on May 11, 2021, and Hillman Group additionally filed a motion for a new trial on the same date.
On August 16, 2019, KeyMe filed a complaint for patent infringement against Hillman Group in the United States District Court for the District of Delaware. KeyMe alleges that Hillman Group’s KeyKrafter key duplication machines and MinuteKey self-service key duplication kiosks infringe KeyMe’s U.S. Patent No. 8,682,468 when those machines are used in conjunction with Hillman Group’s KeyHero system. Hillman Group filed an answer to KeyMe’s complaint on October 23, 2019, and asserted counterclaims seeking declaratory judgments of invalidity and noninfringement of U.S. Patent No. 8,682,468. On May 4, 2020, the Delaware Court entered a scheduling order setting trial for November 2021. KeyMe served its initial infringement contentions on June 11, 2020, with Hillman Group serving its initial invalidity contentions on July 16, 2020. The Delaware Court held a claim construction hearing on November 24, 2020, and issued its claim construction order on January 25, 2021. Fact discovery closed in the Delaware case on January 28, 2021. KeyMe served its final infringement contentions on January 4, 2021; Hillman Group served its final invalidity contentions on January 18, 2021. Expert discovery closed on April 8, 2021. Following the close of discovery, Hillman Group filed a motion for summary judgment of noninfringement and no willful infringement in the case on April 15, 2021.
As of June 14, 2021, Hillman Group and KeyMe have globally resolved all pending legal disputes, including the Texas and Delaware district court actions discussed above.
On June 1, 2021, Hy-Ko Products Company LLC ("Hy-Ko"), a manufacturer of key duplication machines, filed a complaint for patent infringement against Hillman Group in the United States District Court for the Eastern District of Texas (Marshall Division). The case was assigned Civil Action No. 2:21-cv-0197. Hy-Ko's complaint alleges that Hillman's KeyKrafter and PKOR key duplication machines infringe U.S. Patent Nos. 9,656,332, 9,682,432, 9,687,920, and 10,421,113, which are assigned to Hy-Ko, and seeks damages and injunctive relief against Hillman Group. Hy-Ko's complaint additionally contains allegations of unfair competition under the Federal Lanham Act and conversion/receipt of stolen property, as well as a cause of action for "replevin" for return of stolen property.
Management and legal counsel for Hillman Group are still investigating this recent suit but are initially of the opinion that Hy-Ko's claims are without merit and Hillman Group intends to vigorously defend the claims. Hillman Group is unable to estimate the possible loss or range of loss at this early stage in the case.

7. Related Party Transactions

The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”), Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $88 and $214 for the thirteen and twenty-six weeks ended June 26, 2021, respectively, and $196 and $321 for the thirteen and twenty-six weeks ended June 27, 2020, respectively.

Gregory Mann and Gabrielle Mann are employed by Hillman. The Company leases an industrial warehouse and office facility from companies under the control of the Manns. The rental expense for the lease of this facility was $88 and $176 for the thirteen and twenty-six weeks ended June 26, 2021, respectively, and was $88 and $175 for the thirteen and twenty-six weeks ended June 27, 2020, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. These rates are derived, in part, from expected annual pre-tax income or loss. In the thirteen and twenty-six weeks ended June 26, 2021 and the thirteen and twenty-six weeks ended June 27, 2020, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit.

For the thirteen and twenty-six weeks ended June 26, 2021, the effective income tax rate was (73.0)% and 29.7%, respectively. The Company recorded an income tax provision for the thirteen weeks ended June 26, 2021 of $1,428 and an income tax benefit for the twenty-six weeks ended June 26, 2021 of $5,225. The effective tax rate for the thirteen and twenty-six weeks ended June 26, 2021 was the result of an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, non-deductible transaction expenses, and non-deductible stock compensation.

For the thirteen and twenty-six weeks ended June 27, 2020, the effective income tax rate was 15.1% and 20.6%, respectively. The Company recorded an income tax benefit for the thirteen and twenty-six weeks ended June 27, 2020 of $895 and $5,132, respectively. The effective tax rate for the thirteen and twenty-six weeks ended June 27, 2020 was primarily due to non-deductible stock compensation, and state and foreign income taxes.

On March 27, 2020, the CARES Act was signed into law by the President of the United States. The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2020 reporting period.

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

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Facility consolidation (1)
Labor expenses	$—	$98	$—	$377
Consulting and legal fees	—	3	—	51
Other expenses	—	(55)	5	662
Rent and related charges	—	450	—	1,089
Severance	—	483	30	532
Total	$—	$979	$35	$2,711

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The following represents the roll forward of Canada restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$1,121
Restructuring Charges	707
Cash Paid	(1,519)
Balance as of December 26, 2020	$309
Restructuring Charges	30
Cash Paid	(281)
Balance as of June 26, 2021	$58
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

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Management realignment & integration
Severance	$—	$749	$74	$880
Facility closures
Severance	—	404	—	404
Other	—	29	—	$29
Total	$—	$1,182	$74	$1,313

The following represents the roll forward of United States restructuring reserves for the current period:

Severance and related expense
Balance as of December 28, 2019	$3,286
Restructuring Charges	1,789
Cash Paid	(4,250)
Balance as of December 26, 2020	$825
Restructuring Charges	74
Cash Paid	(612)
Balance as of June 26, 2021	$287

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10. Long Term Debt:

The following table summarizes the Company’s debt:

	June 26, 2021	December 26, 2020
Revolving loans	$158,000	$72,000
Senior term loan, due 2025	1,066,740	1,037,044
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital & finance leases	1,773	2,044
	1,665,217	1,549,792
Unamortized premium on 11.6% Junior Subordinated Debentures	13,777	14,591
Unamortized discount on Senior term loan	(5,783)	(6,532)
Current portion of long term debt, capital leases and finance leases	(11,442)	(11,481)
Deferred financing fees	(10,293)	(10,862)
Total long term debt, net	$1,651,476	$1,535,508

As of June 26, 2021, there was $1,066,740 outstanding under the 2018 Term Loan. As of June 26, 2021, the Company had $158,000 outstanding under the ABL Revolver along with $27,908 of letters of credit. The Company has approximately $64,092 of available borrowings under the ABL Revolver as a source of liquidity.

On April 16, 2021, the Company acquired Oz Post International, LLC ("OZCO"). The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. See Note 4 - Acquisitions for additional information regarding the OZCO acquisition.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
The components of operating and finance lease cost for the thirteen and twenty-six weeks ended June 26, 2021 and thirteen and twenty-six weeks ended June 27, 2020 were as follows:

	Thirteen Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 27, 2020
Operating lease cost	$5,149	$10,243	$4,547	$9,294
Short term lease costs	1,100	1,986	528	1,049
Variable lease costs	453	757	491	671
Finance lease cost:
Amortization of right of use assets	224	438	200	402
Interest on lease liabilities	32	67	36	72

Rent expense totaled $6,702 and $12,986 in the thirteen and twenty-six weeks ended June 26, 2021, respectively, and $5,566 and $11,014 in the thirteen and twenty-six weeks ended June 27, 2020, respectively. Rent expense includes operating lease cost as well as expense for non-lease components such as common area maintenance, real estate taxes, real estate insurance, variable costs related to our leased vehicles and also short-term rental expenses.

The implicit rate is not determinable in most of the Company’s leases, as such management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The weighted average remaining lease terms and discount rates for all of our operating and finance leases were as follows as of June 26, 2021 and December 26, 2020:

	June 26, 2021		December 26, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.09	2.47	7.19	2.61
Weighted average discount rate	8.20%	7.15%	8.28%	7.14%

Supplemental balance sheet information related to the Company's finance leases was as follows as of June 26, 2021 and December 26, 2020:

	June 26, 2021	December 26, 2020
Finance lease assets, net, included in property plant and equipment	$1,783	$1,919

Current portion of long-term debt	833	872
Long-term debt, less current portion	940	1,172
Total principal payable on finance leases	1,773	2,044

Supplemental cash flow information related to the Company's operating leases was as follows for the twenty-six weeks ended June 26, 2021 and twenty-six weeks ended June 27, 2020:

	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$9,778	$8,956
Operating cash outflow from finance leases	68	72
Financing cash outflow from finance leases	460	411

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Maturities of our lease liabilities for all operating and finance leases are as follows as of June 26, 2021:

	Operating Leases	Finance Leases
Less than one year	$18,542	$937
1 to 2 years	17,126	628
2 to 3 years	15,665	373
3 to 4 years	15,473	5
4 to 5 years	14,647	—
After 5 years	37,231	—
Total future minimum rental commitments	118,684	1,943
Less - amounts representing interest	(28,642)	(170)
Present value of lease liabilities	$90,042	$1,773
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
The fair value of the 2018 Swap 1 was $110 as of June 26, 2021 and it was reported on the Condensed Consolidated Balance Sheets within other accrued expenses. The fair value of the 2018 Swap 2 was $2,659 as of June 26, 2021 and it was reported on the Condensed Consolidated Balance Sheets within other non-current liabilities. A decrease in other expense was recorded in the Statement of Comprehensive Loss for the favorable change of $1,424 in fair value since December 26, 2020.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 26, 2021
	Level 1	Level 2	Level 3	Total
Trading securities	$1,582	$—	$—	$1,582
Interest rate swaps	—	(2,769)	—	(2,769)
Contingent consideration payable	—	—	(12,959)	(12,959)

	As of December 26, 2020
	Level 1	Level 2	Level 3	Total
Trading securities	$1,911	$—	$—	$1,911
Interest rate swaps	—	(4,193)	—	(4,193)
Contingent consideration payable	—	—	(14,197)	(14,197)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as other assets on the accompanying Condensed Consolidated Balance Sheets.

The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of June 26, 2021 and December 26, 2020, the 2018 Swap 1 was recorded within other accrued expenses and the 2018 Swap 2 was recorded within other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets.

The contingent consideration represents future potential earn-out payments related to the Resharp acquisition in fiscal 2019 and the Instafob acquisition in the first quarter of 2020. The estimated fair value of the contingent earn-outs was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earn-out payments. The resulting value captures the risk associated with the form of the payout structure. The risk neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. As of June 26, 2021, the total contingent consideration was recorded as $1,264 of other accrued expenses and $11,695 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of December 26, 2020, the total contingent consideration was recorded as $417 of other accrued expenses and $13,780 in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of June 26, 2021 compared to December 26, 2020, the Company recorded a $1,097 and $115 decrease in the Resharp and Instafob contingent consideration liability, respectively. The total $1,212 gain on the revaluation was determined by using a simulation model of the Monte Carlo analysis that included updated projections applicable to the liability as of June 26, 2021 compared to the prior valuation period and was recorded within other income in the Condensed Consolidated Statements of Comprehensive Income.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of June 26, 2021 and December 26, 2020 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	June 26, 2021		December 26, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$328,889	$330,330	$328,333	$327,525
Junior Subordinated Debentures	122,481	120,514	123,295	128,022

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the Condensed Consolidated Financial Statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 26, 2021 and December 26, 2020 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 26, 2021 and December 26, 2020 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

14. Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has three reportable segments as of June 26, 2021: Hardware and Protective Solutions, Robotics and Digital Solutions, and Canada. The Company evaluates the performance of its segments based on revenue and income (loss) from operations, and does not include segment assets nor non-operating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the thirteen and twenty-six weeks ended June 26, 2021 and thirteen and twenty-six weeks ended June 27, 2020.

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Revenues
Hardware and Protective Solutions	$263,129	$269,499	$514,058	$482,676
Robotics and Digital Solutions	66,351	42,198	122,230	98,505
Canada	46,235	35,013	80,708	61,365
Total revenues	$375,715	$346,710	$716,996	$642,546
Segment income (loss) from operations
Hardware and Protective Solutions	$9,995	$24,423	$16,045	$33,276
Robotics and Digital Solutions	6,546	(4,510)	6,700	1,386
Canada	2,968	815	2,544	(4,488)
Total income from operations	$19,509	$20,728	$25,289	$30,174

15. Subsequent Events:

On July 14, 2021, subsequent to quarter end, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, and as it may be further amended or supplemented from time to time, the “Merger Agreement”). In accordance with the terms and subject to the conditions set forth in the Merger Agreement, Landcadia paid aggregate consideration in the form of New Hillman common stock calculated as described herein and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of Class B common stock of Landcadia, valued at $10.00 per share, that TJF, LLC (“TJF

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
Sponsor”) and Jefferies Financial Group Inc., (“JFG Sponsor” and, together with TJF Sponsor, the “Sponsors”) agreed to forfeit at the Closing.

In connection with the Closing, the Company entered into a new credit agreement with Jefferies Finance LLC, as administrative agent, and the lenders and other parties thereto (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $250.0 million, extended the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”).

In anticipation of the Business Combination and the refinancings described above, on July 13, 2021, the Company delivered a notice to redeem in full 11.6% Junior Subordinated Debentures due September 30, 2027 (the “Junior Subordinated Debentures”) issued under the Indenture, dated as of September 5, 1997 (as amended and supplemented, the “Debentures Indenture”), between The Hillman Companies and The Bank of New York Mellon, a New York banking corporation, as Trustee (the “Trustee”) and deposited an amount with the Trustee sufficient to satisfy and discharge the Debentures Indenture, which is no longer in effect. Notices to redeem 4,217,837 trust preferred securities (the “Trust Preferred Securities”) issued in a public offering by the Hillman Group Capital Trust ("Trust") and 130,449 of trust common securities (the “Trust Common Securities”) issued by the Trust to Hillman Companies were also delivered on July 13, 2021. Upon the payment of the redemption price for the Debentures on August 12, 2021, the Trust will redeem the Trust Preferred Securities and the Trust Common Securities, which as of August 12, 2021 will no longer be deemed to be outstanding. The last day of trading for the Trust Preferred Securities on the New York Stock Exchange (the “NYSE”) will be August 11, 2021 and the Company is voluntarily delisting the Trust Preferred Securities from the NYSE.

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

On July 14, 2021, subsequent to quarter end, the Company’s parent, HMan Group Holdings, Inc., and Landcadia Holdings III, Inc. (“Landcadia” and after the Business Combination described herein, “New Hillman”), a special purpose acquisition company ("SPAC") consummated the previously announced business combination (the “Closing”) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 24, 2021 (as amended on March 12, 2021, and as it may be further amended or supplemented from time to time, the “Merger Agreement”). In accordance with the terms and subject to the conditions set forth in the Merger Agreement, Landcadia paid aggregate consideration in the form of New Hillman common stock calculated as described herein and equal to a value of approximately (i) $911,300,000 plus (ii) $28,280,000, such amount being the value of 2,828,000 shares of Class B common stock of Landcadia, valued at $10.00 per share, that TJF, LLC (“TJF Sponsor”) and Jefferies Financial Group Inc., (“JFG Sponsor” and, together with TJF Sponsor, the “Sponsors”) agreed to forfeit at the Closing.

In connection with the Closing, the Company entered into a new credit agreement with Jefferies Finance LLC, as administrative agent, and the lenders and other parties thereto (the “Term Credit Agreement”), which provided for a new funded term loan facility of $835.0 million and a delayed draw term loan facility of $200.0 million (of which $16.0 million was drawn). The Company also also entered into an amendment to their existing asset-based revolving credit agreement (the “ABL Amendment”) with Barclays Bank PLC, as administrative agent, and the lenders and other parties thereto (the “ABL Credit Agreement”), increasing the aggregate commitments thereunder to $250.0 million, extended the maturity and conformed certain provisions to the Term Credit Agreement. The proceeds of the funded term loans under the Term Credit Agreement and revolving credit loans under the ABL Credit Agreement were used, together with other available cash, to (1) refinance in full all outstanding term loans and to terminate all outstanding commitments under the credit agreement, dated as of May 31, 2018, (2) refinance outstanding revolving credit loans, and (3) redeem in full senior notes due July 15, 2022 (the “6.375% Senior Notes”).

In anticipation of the Business Combination and the refinancings described above, on July 13, 2021, the Company delivered a notice to redeem in full 11.6% Junior Subordinated Debentures due September 30, 2027 (the “Junior Subordinated Debentures”) issued under the Indenture, dated as of September 5, 1997 (as amended and supplemented, the “Debentures Indenture”), between The Hillman Companies and The Bank of New York Mellon, a New York banking corporation, as Trustee (the “Trustee”) and deposited an amount with the Trustee sufficient to satisfy and discharge the Debentures Indenture, which is no longer in effect. Notices to redeem 4,217,837 trust preferred securities (the “Trust Preferred Securities”) issued in a public offering by the Hillman Group Capital Trust ("Trust") and 130,449 of trust common securities (the “Trust Common Securities”) issued by the Trust to Hillman Companies were also delivered on July 13, 2021. Upon the payment of the redemption price for the Debentures on August 12, 2021, the Trust will redeem the Trust Preferred Securities and the Trust Common Securities, which as of August 12, 2021 will no longer be deemed to be outstanding. The last day of trading for the Trust Preferred Securities on the New York Stock Exchange (the “NYSE”) will be August 11, 2021 and the Company is voluntarily delisting the Trust Preferred Securities from the NYSE.

On April 16, 2021, the Company completed the acquisition of Oz Post International, LLC ("OZCO"), a leading manufacturer of superior quality hardware that offers structural fasteners and connectors used for decks, fences and other outdoor structures, for a total purchase price of $39,102. The Company entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018 (the "2018 Term Loan"), which provided $35,000 of incremental term loan funds to be used to finance the acquisition. Refer to Note 4 - Acquisitions for additional information.

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

While all of our operations are located in North America, we participate in a global supply chain, and the existence of a worldwide pandemic and the reactions of governments around the world in response to COVID-19 to regulate the flow of labor and products began to impact our business in March 2020. If we need to close any of our facilities or a critical number of our employees become too ill to work, our distribution network could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, demand for our products could also be materially adversely affected in a rapid manner. The Company continues to experience customer demand both during the thirteen and twenty-six weeks ended June 26, 2021 and during the subsequent period. Our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2021. A large portion of our customers continue to operate and sell our products, with some customers reducing operations or restricting some access to portions of the retail space. The magnitude of the financial impact on our quarterly and annual results is dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and Canada economies resume normal operations.

An extended period of global supply chain, workforce availability, and economic disruption could materially affect the Company's business, the results of operations, financial condition, access to sources of liquidity, and the carrying value of goodwill and intangible assets. While a triggering event did not occur during the thirteen and twenty-six weeks ended June 26, 2021, a prolonged COVID-19 pandemic could negatively impact net sales growth, change key assumptions and other global and regional macroeconomic factors that could result in future impairment charges for goodwill, indefinite-lived intangible assets and definite lived intangible assets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the CNY by approximately 1.7% in 2019, declined by 6.5% in 2020, and declined by 1.3% during the twenty-six weeks ended June 26, 2021. The U.S. dollar declined in value relative to the Taiwan dollar by approximately 0.2% in 2019, declined by 7.9% in 2020, and declined by 0.8% during the twenty-six weeks ended June 26, 2021.
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
We are also exposed to risk of unfavorable changes in the Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar declined in value relative to the Canadian dollar by approximately 4.1% in 2019, declined by 1.9% in 2020, and declined by 4.2% during the twenty-six weeks ended June 26, 2021. We may take pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the thirteen weeks ended June 26, 2021 and the thirteen weeks ended June 27, 2020.
Thirteen weeks ended June 26, 2021 vs the Thirteen weeks ended June 27, 2020

	Thirteen Weeks Ended June 26, 2021		Thirteen Weeks Ended June 27, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$375,715	100.0%	$346,710	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	215,967	57.5%	196,402	56.6%
Selling, general and administrative expenses	111,662	29.7%	94,970	27.4%
Depreciation	15,270	4.1%	17,230	5.0%
Amortization	15,414	4.1%	14,865	4.3%
Other (income) expense	(2,107)	(0.6)%	2,515	0.7%
Income from operations	19,509	5.2%	20,728	6.0%
Interest expense, net of investment income	22,217	5.9%	26,968	7.8%
Mark-to-market adjustment of interest rate swap	(751)	(0.2)%	(308)	(0.1)%
Income (loss) before income taxes	(1,957)	(0.5)%	(5,932)	(1.7)%
Income tax expense (benefit)	1,428	0.4%	(895)	(0.3)%
Net income (loss)	$(3,385)	(0.9)%	$(5,037)	(1.5)%

Adjusted EBITDA(1)	$64,472	17.2%	$61,610	17.8%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Net Sales
Net sales for the second quarter of 2021 were $375.7 million, an increase of approximately $29.0 million compared to net sales of $346.7 million for the second quarter of 2020. Sales of keys and key accessories increased $19.6 million, key and key accessory sales were negatively impacted in the prior year by reduced retail foot traffic and restricted access to key duplicating kiosks as a result of COVID-19. Sales of hardware products increased by $10.6 million driven by strong retail demand. Sales in Canada increased $11.2 million primarily driven by strong demand with big box retailers. Sales in Canada were negatively impacted by COVID-19 restrictions in 2020, we continue to see restrictions in certain provinces and retail locations in 2021. These increases were offset by a decrease in sales of personal protective equipment of $17.0 million due to lower demand for COVID-19 protective and cleaning equipment in the second quarter of 2021.
Cost of Sales
Our cost of sales was $216.0 million, or 57.5% of net sales, in the second quarter of 2021, an increase of approximately $19.6 million compared to $196.4 million, or 56.6% of net sales, in the second quarter of 2020. The increase of 0.9% in cost of sales, expressed as a percent of net sales, in the second quarter of 2021 compared to the second quarter of 2020 was primarily due to inflation along with the higher mix of sales of construction fastener products in the second quarter of 2021.

Expenses

Selling, general, and administrative ("SG&A") expenses were approximately $111.7 million in the thirteen weeks ended June 26, 2021, an increase of approximately $16.7 million, compared to $95.0 million in the thirteen weeks ended June 27, 2020. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $40.0 million in the second quarter of 2021, an increase of $5.0 million compared to $35.0 million in the second quarter of 2020. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the second quarter of 2021.

•Warehouse and delivery expenses were $44.2 million in the second quarter of 2021, an increase of $4.9 million compared to $39.3 million in the second quarter of 2020. The additional expense was primarily driven by higher sales volume and inflation.

•General and administrative (“G&A”) expenses were $27.4 million in the second quarter of 2021, an increase of $6.7 million compared to $20.7 million in the second quarter of 2020. In the second quarter of 2021 we incurred $9.6 million of legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information) an increase of $7.1 million compared to the second quarter of 2020.

Depreciation expense was $15.3 million in the second quarter of 2021 compared to depreciation expense of $17.2 million in the second quarter of 2020. Amortization expense was $15.4 million in the second quarter of 2021 which was comparable to the second quarter of 2020.

Other income was $2.1 million in the second quarter of 2021 compared to other expense of $2.5 million in the second quarter of 2020. Other income in the second quarter of 2021 was comprised primarily of a $1.2 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 13 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with exchange rate gains of $0.9 million. In the second quarter of 2020 other expense was comprised of a $3.1 million loss on the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 13 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) partially offset by exchange rate losses of $0.2 million.

Twenty-six weeks ended June 26, 2021 vs the Twenty-six weeks ended June 27, 2020

	Twenty-six Weeks Ended June 26, 2021		Twenty-six Weeks Ended June 27, 2020
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$716,996	100.0%	$642,546	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	417,265	58.2%	362,813	56.5%
Selling, general and administrative expenses	214,841	30.0%	184,723	28.7%
Depreciation	31,611	4.4%	34,747	5.4%
Amortization	30,323	4.2%	29,713	4.6%
Other (income) expense	(2,333)	(0.3)%	376	0.1%
Income from operations	25,289	3.5%	30,174	4.7%
Interest expense, net of investment income	44,293	6.2%	53,205	8.3%
Mark-to-market adjustment of interest rate swap	(1,424)	(0.2)%	1,942	0.3%
Income (loss) before income taxes	(17,580)	(2.5)%	(24,973)	(3.9)%
Income tax expense (benefit)	(5,225)	(0.7)%	(5,132)	(0.8)%
Net income (loss)	$(12,355)	(1.7)%	$(19,841)	(3.1)%

Adjusted EBITDA(1)	$112,278	15.7%	$103,131	16.1%
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Net Sales
Net sales for the twenty-six weeks ended June 26, 2021 were $717.0 million, an increase of approximately $74.5 million compared to net sales of $642.5 million for the twenty-six weeks ended June 27, 2020. Key and engraving sales increased $23.7 million and sales in Canada increased $19.3 million . Key and engraving sales and sales in Canada were both negatively impacted by low retail foot traffic and limited access to key and engraving machines in the twenty six weeks ended June 27, 2020 due to COVID-19. Sales of hardware products increased by $26.9 million driven by strong retail demand. Sales of personal protective equipment increased by $4.5 million due to continued demand for gloves and face masks .
Cost of Sales
Our cost of sales was $417.3 million, or 58.2% of net sales, in the twenty-six weeks ended June 26, 2021, an increase of approximately $54.5 million compared to $362.8 million, or 56.5% of net sales, in the twenty-six weeks ended June 27, 2020. The increase of 1.7% in cost of sales, expressed as a percent of net sales, in 2021 compared to the twenty-six weeks ended June 27, 2020 was primarily due to inflation along with the higher mix of sales of construction fastener products in the twenty-six weeks ended June 26, 2021.

Expenses
Selling, general, and administrative ("SG&A") expenses were approximately $214.8 million in the twenty-six weeks ended June 26, 2021, an increase of approximately $30.1 million, compared to $184.7 million in the twenty-six weeks ended June 27, 2020. The following changes in underlying trends impacted the change in operating expenses:

•Selling expense was $77.4 million in the twenty-six weeks ended June 26, 2021, an increase of $5.4 million compared to $72.0 million in the twenty-six weeks ended June 27, 2020. The increase in selling expense was primarily due to increased marketing, variable compensation, and travel and entertainment expense in the twenty-six weeks ended June 26, 2021.

•Warehouse and delivery expenses were $84.4 million in the twenty-six weeks ended June 26, 2021, an increase of $9.6 million compared to $74.8 million in the twenty-six weeks ended June 27, 2020. The additional expense was primarily driven by higher sales volume and inflation.

•General and administrative (“G&A”) expenses were $53.0 million in the twenty-six weeks ended June 26, 2021, an increase of $15.0 million compared to $38.0 million in the twenty-six weeks ended June 27, 2020. In the twenty-six weeks ended June 26, 2021 we incurred $18.4 million of legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information) an increase of $14.8 million compared to the twenty-six weeks ended June 27, 2020.

Depreciation expense was $31.6 million in the twenty-six weeks ended June 26, 2021 compared to depreciation expense of $34.7 million in the twenty-six weeks ended June 27, 2020. Amortization expense was $30.3 million in the twenty-six weeks ended June 26, 2021 which was comparable to $29.7 million in the twenty-six weeks ended June 27, 2020.

Other income was $2.3 million in the twenty-six weeks ended June 26, 2021 compared to other expense of $0.4 million in the twenty-six weeks ended June 27, 2020. Other income in the twenty-six weeks ended June 26, 2021 was comprised primarily of a $1.2 million gain on the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 13 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information) along with exchange rate gains of $1.2 million. In the twenty-six weeks ended June 27, 20200 other expense was comprised of exchange rate losses of $1.6 million partially offset by of a $1.3 million gain on the revaluation of the contingent consideration associated with the acquisition of Resharp, (see Note 13 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information).

Results of Operations – Operating Segments

The following tables provides supplemental information regarding our net sales and profitability by operating segment for the thirteen and twenty-six weeks ended June 26, 2021 and the thirteen and twenty-six weeks ended June 27, 2020 (dollars in thousands):

Hardware and Protective Solutions

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Hardware and Protective Solutions
Revenues	$263,129	$269,499	$514,058	$482,676
Segment income from operations	9,995	24,423	16,045	33,276
Adjusted EBITDA(1)	36,114	45,704	65,146	71,366
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended June 26, 2021 vs the Thirteen weeks ended June 27, 2020

Net Sales

Net sales for our Hardware and Protective Solutions operating segment decreased by $6.4 million in thirteen weeks ended June 26, 2021 to $263.1 million as compared to $269.5 million in the thirteen weeks ended June 27, 2020. Sales of personal protective equipment decreased by $17.0 million due to high demand for gloves and face masks in 2020 as compared to the same period in 2021. This was partially offset by sales of hardware products, which increased by $10.6 million driven by strong retail demand.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $14.4 million in the thirteen weeks ended June 26, 2021 to $10.0 million as compared to $24.4 million in the thirteen weeks ended June 27, 2020. The decrease was driven by the decreases in sales along with increased expenses.

•Cost of good sold increased by approximately $3.1 million in the thirteen weeks ended June 26, 2021 to $164.7 million as compared to $161.6 million in the thirteen weeks ended June 27, 2020. Cost of sales as a percentage of net sales was 62.6% in the thirteen weeks ended June 26, 2021, an increase of 2.6% from 60.0% in the thirteen weeks ended June 27, 2020. The increase in cost of sales as a percentage of net sales was primarily driven by inflation along with the higher mix of sales of construction fastener products in the thirteen weeks ended June 26, 2021.
•Warehouse expense increased $3.1 million in the thirteen weeks ended June 26, 2021 compared to the thirteen weeks ended June 27, 2020. The additional expense was primarily driven by higher sales volume and inflation.
•G&A expense increased $1.7 million in the thirteen weeks ended June 26, 2021 compared to the thirteen weeks ended June 27, 2020. The additional expense was primarily due to increased legal and consulting expense associated with the pending merger with Landcadia.
Twenty-six weeks ended June 26, 2021 vs the Twenty-six weeks ended June 27, 2020
Net Sales

Net sales for our Hardware and Protective Solutions operating segment increased by $31.4 million in twenty-six weeks ended June 26, 2021 to $514.1 million as compared to $482.7 million in the twenty-six weeks ended June 27, 2020. Sales of hardware products increased by $26.9 million driven by strong retail demand. Sales of personal protective equipment increased by $4.5 million due to continued demand for gloves and face masks.

Income from Operations

Income from operations of our Hardware and Protective Solutions operating segment decreased by approximately $17.2 million in the twenty-six weeks ended June 26, 2021 to $16.0 million as compared to $33.3 million in the twenty-six weeks ended June 27, 2020. The decrease was driven by the decreases in sales along with increased expenses.

•Cost of good sold increased by approximately $33.1 million in the twenty-six weeks ended June 26, 2021 to $514.1 million as compared to $482.7 million in the twenty-six weeks ended June 27, 2020. Cost of sales as a percentage of net sales was 63.2% in the twenty-six weeks ended June 26, 2021, an increase of 2.8% from 60.4% in the twenty-six weeks ended June 27, 2020. The increase in cost of sales as a percentage of net sales was primarily driven inflation along with the higher mix of sales of construction fastener products in the twenty-six weeks ended June 26, 2021.
•Warehouse expense increased $8.8 million in the twenty-six weeks ended June 26, 2021 compared to the twenty-six weeks ended June 26, 2021. The additional expense was primarily driven by higher sales volume and inflation.
•G&A expense increased $6.5 million in the twenty-six weeks ended June 26, 2021 compared to the twenty-six weeks ended June 26, 2021. The additional expense was primarily due to increased legal and consulting expense associated with the pending merger with Landcadia.

Robotics and Digital Solutions

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Robotics and Digital Solutions
Revenues	$66,351	$42,198	$122,230	$98,505
Segment income from operations	6,546	(4,510)	6,700	1,386
Adjusted EBITDA(1)	23,696	12,373	41,113	29,943
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.
Thirteen weeks ended June 26, 2021 vs the Thirteen weeks ended June 27, 2020
Net Sales

Net sales in our Robotics and Digital Solutions operating segment increased by $24.2 million in the thirteen weeks ended June 26, 2021 to $66.4 million as compared to $42.2 million in the thirteen weeks ended June 27, 2020. The increased sales were primarily due to an increase of $19.6 million in keys sales along with an increase of $4.5 million in engraving sales. Key sales in the second quarter of 2020 were negatively impacted by restricted access to retail key duplication services as a result of COVID-19 in certain markets. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating services in 2021.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $11.1 million in the thirteen weeks ended June 26, 2021 to $6.5 million as compared to a $4.5 million loss in the thirteen weeks ended June 27, 2020. The increase was primarily due to the increased sales partially offset by increased legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information), along with the gain on the revaluation of contingent consideration included in other income in the thirteen weeks ended June 26, 2021. In the second quarter of 2020 we recorded a loss of $3.1 million related to the revaluation of the contingent consideration associated with the acquisitions of Resharp and Instafob, (see Note 13 - Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for additional information). In the first quarter of 2021, the contingent consideration revaluation adjustment was a gain of $1.2 million.
Twenty-six weeks ended June 26, 2021 vs the Twenty-six weeks ended June 27, 2020
Net Sales
Net sales in our Robotics and Digital Solutions operating segment increased by $23.7 million in the twenty-six weeks ended June 26, 2021 to $122.2 million as compared to $98.5 million in the twenty-six weeks ended June 27, 2020. The increased sales were primarily due to an increase of $18.4 million in keys sales along with an increase of $5.3 million in engraving sales. Key sales in the second quarter of 2020 were negatively impacted by restricted access to retail key duplication services as a result of COVID-19 in certain markets. As the economy has started to reopen, our service team has worked closely with our customers to restore access to key duplicating services in 2021.

Income from Operations
Income from operations of our Robotics and Digital Solutions operating segment increased by approximately $5.3 million in the twenty-six weeks ended June 26, 2021 to $6.7 million as compared to $1.4 million in the twenty-six weeks ended June 27, 2020. The increase was primarily due to the increased sales partially offset by increased legal and consulting expense associated with the pending merger with Landcadia along with increased legal fees associated with our litigation with KeyMe (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information), along with increased sales and marketing expenses.

Canada

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Canada
Revenues	$46,235	$35,013	$80,708	$61,365
Segment income (loss) from operations	2,968	815	2,544	(4,488)
Adjusted EBITDA(1)	4,662	3,533	6,019	1,822
(1)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income to Adjusted EBITDA.

Thirteen weeks ended June 26, 2021 vs the Thirteen weeks ended June 27, 2020
Net Sales

Net sales in our Canada operating segment increased by $11.2 million in the thirteen weeks ended June 26, 2021 to $46.2 million as compared to $35.0 million in the thirteen weeks ended June 27, 2020. The increase was primarily due to strong demand for fastener and hardware products with big box retailers. Sales in Canada were negatively impacted by COVID-19 restrictions in 2020, we continue to see restrictions in certain provinces and retail locations in 2021.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $2.2 million in the thirteen weeks ended June 26, 2021 to $3.0 million as compared to $0.8 million in the thirteen weeks ended June 27, 2020. The increase in sales was partially offset by increased variable labor and delivery costs.

Twenty-six weeks ended June 26, 2021 vs the Twenty-six weeks ended June 27, 2020
Net Sales
Net sales in our Canada operating segment increased by $19.3 million in the twenty-six weeks ended June 26, 2021 to $80.7 million as compared to $61.4 million in the twenty-six weeks ended June 27, 2020. The increase was primarily due to strong demand for fastening and hardware products with big box retailers. Sales in Canada were negatively impacted by COVID-19 restrictions in 2020, we continue to see restrictions in certain provinces and retail locations in 2021.

Income from Operations

Income from operations of our Canada operating segment increased by approximately $7.0 million in the twenty-six weeks ended June 26, 2021 to $2.5 million as compared to a loss of $4.5 million in the twenty-six weeks ended June 27, 2020. The increase in sales was partially offset by increased variable labor and delivery costs, partially offset by a $2.7 million decrease in restructuring related charges as compared to 2020 (see Note 9 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information).

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
The following table presents a reconciliation of Net loss, the most directly comparable financial measures under GAAP, to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-six Weeks Ended June 26, 2021	Twenty-six Weeks Ended June 27, 2020
Net loss	$(3,385)	$(5,037)	$(12,355)	$(19,841)
Income tax benefit	1,428	(895)	(5,225)	(5,132)
Interest expense, net	19,159	23,878	38,178	47,058
Interest expense on junior subordinated debentures	3,152	3,184	6,304	6,336
Investment income on trust common securities	(94)	(94)	(189)	(189)
Depreciation	15,270	17,230	31,611	34,747
Amortization	15,414	14,865	30,323	29,713
Mark-to-market adjustment on interest rate swaps	(751)	(308)	(1,424)	1,942
EBITDA	$50,193	$52,823	$87,223	$94,634

Stock compensation expense	1,796	1,524	3,537	2,669
Management fees	88	196	214	321
Restructuring (1)	—	980	109	2,710
Litigation expense (2)	6,322	1,893	10,282	2,674
Acquisition and integration expense (3)	3,299	661	8,139	990
Buy-back expense (4)	1,350	—	1,350	—
Anti-dumping duties (5)	2,636	—	2,636	—
Facility closures (6)	—	433	—	433
Change in fair value of contingent consideration	(1,212)	3,100	(1,212)	(1,300)
Adjusted EBITDA	$64,472	$61,610	$112,278	$103,131

(1)Restructuring includes restructuring costs associated with restructuring in our Canada segment announced in 2018, including facility consolidation, severance, sale of property and equipment, and charges relating to exiting certain lines of business. Also included is restructuring in our United Stated business announced in 2019, including severance related to management realignment and the integration of sales and operating functions (see Note 9 - Restructuring of the Notes to Condensed Consolidated Financial Statements for additional information). Finally, includes consulting and other costs associated with streamlining our manufacturing and distribution operations.
(2)Litigation expense includes legal fees associated with our litigation with KeyMe, Inc. (see Note 6 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information).
(3)Acquisition and integration expense includes professional fees, non-recurring bonuses, and other costs related to the pending merger along with historical acquisitions.
(4)Infrequent buy backs associated with new business wins.
(5)Anti-dumping duties assessed related to the nail business for prior year purchases.
(6)Facility exits include costs associated with the closure of facilities in San Antonio, Texas.

The following tables presents a reconciliation of segment operating income, the most directly comparable financial measures under GAAP, to segment Adjusted EBITDA for the periods presented (amounts in thousands). Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.

Thirteen weeks ended June 26, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$9,995	$6,546	$2,968	$19,509
Depreciation and amortization	17,397	11,593	1,694	30,684

Stock compensation expense	1,552	244	—	1,796
Management fees	76	12	—	88
Restructuring	—	—	—	—
Litigation expense	—	6,322	—	6,322
Acquisition and integration expense	3,108	191	—	3,299
Buy-back expense	1,350	—	—	1,350
Anti-dumping duties	2,636	—	—	2,636
Change in fair value of contingent consideration	—	(1,212)	—	(1,212)
Adjusted EBITDA	$36,114	$23,696	$4,662	$64,472

Thirteen weeks ended June 27, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$24,423	$(4,510)	$815	$20,728
Depreciation and amortization	17,608	12,749	1,738	32,095

Stock compensation expense	1,379	145	—	1,524
Management fees	176	20	—	196
Restructuring	—	—	980	980
Litigation expense	—	1,893	—	1,893
Acquisition and integration expense	498	163	—	661
Facility closures	433	—	—	433
Change in fair value of contingent consideration	—	3,100	—	3,100
Corporate and intersegment adjustments	1,187	(1,187)	—	—
Adjusted EBITDA	$45,704	$12,373	$3,533	$61,610

Twenty-six weeks ended June 26, 2021	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$16,045	$6,700	$2,544	$25,289
Depreciation and amortization	34,520	23,974	3,440	61,934

Stock compensation expense	3,056	481	—	3,537
Management fees	185	29	—	214
Restructuring	64	10	35	109
Litigation expense	—	10,282	—	10,282
Acquisition and integration expense	7,290	849	—	8,139
Buy-back expense	1,350	—	—	1,350
Anti-dumping duties	2,636	—	—	2,636
Change in fair value of contingent consideration	—	(1,212)	—	(1,212)
Adjusted EBITDA	$65,146	$41,113	$6,019	$112,278

Twenty-six weeks ended June 27, 2020	Hardware and Protective Solutions	Robotics and Digital Solutions	Canada	Consolidated
Operating income (loss)	$33,276	$1,386	$(4,488)	$30,174
Depreciation and amortization	34,462	26,398	3,600	64,460

Stock compensation expense	2,330	339	—	2,669
Management fees	280	41	—	321
Restructuring	—	—	2,710	2,710
Litigation expense	—	2,674	—	2,674
Acquisition and integration expense	632	358	—	990
Facility closures	433	—	—	433
Change in fair value of contingent consideration	—	(1,300)	—	(1,300)
Corporate and intersegment adjustments	(47)	47	—	—
Adjusted EBITDA	$71,366	$29,943	$1,822	$103,131

Income Taxes

For the thirteen weeks ended June 26, 2021, the Company recorded an income tax provision of $1.4 million based on a pre-tax loss of $2.0 million. The Company recorded an income tax benefit for the twenty-six weeks ended June 26, 2021 of $5.2 million based on a pre-tax loss of $17.6 million. The effective income tax rate was (73.0)% and 29.7% for the thirteen and twenty-six weeks ended June 26, 2021, respectively.

The effective rate differed from the federal statutory rate due to an estimated increase in GILTI from the Company's Canadian operations, state and foreign income taxes, and non-deductible stock compensation expenses.

For the thirteen weeks ended June 27, 2020, the Company recorded an income tax benefit of $0.9 million based on a pre-tax loss of $5.9 million. The Company recorded an income tax benefit for the twenty-six weeks ended June 27, 2020 of $5.1 million based on a pre-tax loss of $25.0 million. The effective income tax rate was 15.1% and 20.6% for the thirteen and twenty-six weeks ended June 27, 2020, respectively.

The effective income tax rate differed from the federal statutory tax rate in the thirteen and twenty-six weeks ended June 27, 2020 primarily due to non-deductible stock compensation expenses, and state and foreign income taxes.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act included, among other things, corporate income tax relief in the form of accelerated alternative minimum tax ("AMT") refunds, allowed employers to defer certain payroll tax payments throughout 2020, and provided favorable corporate interest deductions for the 2020 reporting period.

Liquidity and Capital Resources

The statements of cash flows reflect the changes in cash and cash equivalents for the twenty-six weeks ended June 26, 2021 and the twenty-six weeks ended June 27, 2020 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash used for operating activities for the twenty-six weeks ended June 26, 2021 was $59.8 million as compared to $11.7 million of cash provided by operation activities in the comparable prior year period. Operating cash flows for the twenty-six weeks ended June 26, 2021 were unfavorably impacted by increased inventory for the spring and summer busy season and new business wins. Operating cash flows for the twenty-six weeks ended June 27, 2020 were unfavorably impacted by the increase in accounts receivable due to higher sales.
Net cash used for investing activities was $61.8 million and $23.0 million for the twenty-six weeks ended June 26, 2021 and the twenty-six weeks ended June 27, 2020, respectively. During the twenty-six weeks ended June 26, 2021, we acquired Oz Post International, LLC ("OZCO") for approximately $39.1 million, (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information). Excluding acquisitions, the primary use of cash in both periods was our investment in new key duplicating kiosks and machines.

Net cash provided by financing activities was $116.0 million for the twenty-six weeks ended June 26, 2021. Our revolver draws, net of repayments, provided cash of $86.0 million in the twenty-six weeks ended June 26, 2021. In the second quarter of 2021, we entered into an amendment ("OZCO Amendment") to the term loan credit agreement dated May 31, 2018, which provided $35,000 of incremental term loan funds to be used to finance the acquisition, (see Note 4 - Acquisitions of the Notes to Condensed Consolidated Financial Statements for additional information) Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities. Finally, in the twenty-six weeks ended June 26, 2021 the Company received $1.8 million on the exercise of stock options.

Net cash provided by financing activities was $10.3 million for the twenty-six weeks ended June 27, 2020. Revolver repayments were $16.0 million, net of draws, in the twenty-six weeks ended June 27, 2020. Additionally, we used cash to pay $5.3 million in principal payments on the senior term loan under the Senior Facilities.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities)

position of $340.5 million as of June 26, 2021 represents an increase of $98.7 million from the December 26, 2020 level of $241.8 million. Because COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, and preserve cash. We expect to generate sufficient operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 26, 2021, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Based on our exposure to variable rate borrowings at June 26, 2021, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $10.7 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Canadian and Mexican currencies as they impact the $174.9 million tangible and intangible net asset value of our Canadian and Mexican subsidiaries as of June 26, 2021. The foreign subsidiaries net tangible assets were $109.0 million and the net intangible assets were $65.9 million as of June 26, 2021.

We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 12 - Derivatives and Hedging of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 26, 2021, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. – Defaults Upon Senior Securities.
Not Applicable.
Item 4. – Mine Safety Disclosures.
Not Applicable.
Item 5. – Other Information.
Not Applicable.

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021 filed with the Securities and Exchange Commission on July 29, 2021, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 26, 2021 and December 26, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 26, 2021 and the thirteen and twenty-six weeks ended June 27, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 26, 2021 and the twenty-six weeks ended June 27, 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended June 26, 2021 and the thirteen and twenty-six weeks ended June 27, 2020, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Robert O. Kraft	/s/ Anne S. McCalla
Robert O. Kraft	Anne S. McCalla
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: July 29, 2021